Form 10-Q
period 2008-03-31
ERC ENERGY RECOVERY CORP
filed 2008-05-08
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53116

E. R. C. ENERGY RECOVERY CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	22-2301634
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3884 East North Little Cottonwood Rd

Salt Lake City, Utah  84092

(Address of Principal Executive Offices)

(801) 580-4555

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 1, 2008 - 368,200 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2008 and December 31, 2007

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2008

and 2007 and from inception on October 24,

1979 through March 31, 2008

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2008

and 2007 and from inception on October 24,

1979 through March 31, 2008

6

—

Notes to Unaudited Condensed Financial Statements

7 - 11

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$72,239	$65,078
Advances from related party	26,878	12,820
Accrued interest - related party	3,786	3,297

Total Current Liabilities	102,903	81,195

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	261,325	259,100
Deficit accumulated during the development stage	(364,596)	(340,663)

Total Stockholders’ Equity (Deficit)	(102,903)	(81,195)

	$-	$-

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From Inception on October 24, 1979 through March 31,
	2008	2007	2008
REVENUE	$-	$-	$-

EXPENSES:
General and administrative	21,219	-	356,010
Non-cash contributed services	2,225	-	4,800
LOSS BEFORE INCOME TAXES	(23,444)	-	(360,810)

OTHER INCOME (EXPENSE):
Interest Expense	(489)	(90)	(3,786)

LOSS BEFORE INCOME TAXES	(23,933)	(90)	(364,596)

TAX EXPENSE	-	-	-

NET LOSS	$(23,933)	$(90)	$(364,596)

LOSS PER COMMON SHARE	$(0.07)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception on October 24, 1979 through March 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(23,933)	$(90)	$(364,596)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	2,225	-	4,800
Changes in assets and liabilities:
Increase in accounts payable	21,219	-	98,217
Increase in accrued interest - related party	489	90	3,786
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash Provided (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2008:

Officers and Directors contributed services totaling $2,225 which have been accounted for as a capital contribution.

For the three months ended March 31, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – E.R.C. Energy Recovery Corporation (the “Company”) was incorporated on October 24, 1979, in the State of Delaware for the purpose of providing accounting, personnel recruiting and general business consulting.  Currently, the Company has no on-going operations.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008, and 2007, and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007, audited financial statements.  The results of operations for the periods ended March 31, 2008, and 2007, are not necessarily indicative of the operating results for the full year.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Reclassification - The financial statements for periods prior to March 31, 2008, have been reclassified to conform to the headings and classifications used in the March 31, 2008, financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and currently has no on-going operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended March 31, 2008, and 2007, the Company did not pay any compensation to its officers and directors.  During the periods ended March 31, 2008, and 2007, officers and directors contributed services totaling $2,225 and $-0- which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company.  For the periods ended March 31, 2008, and 2007, these payments amounted to $14,058 and $-0-.  The Company has accounted for any such payments as advances payable to the related party.  At March 31, 2008, and December 31, 2007, a balance of $26,878 and $12,820 is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At March 31, 2008, and December 31, 2007, the balance payable to related parties was $3,786 and $3,297, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Period Ended March 31,
	2008	2007
Loss available to common shareholders (numerator)	$(23,933)	$(90)
Weighted average number of common shares outstanding during the period used in loss per share
(denominator)	368,200	368,200
Loss per common share	$(0.07)	$(0.00)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Contingencies -The Company has not been active for several years.  Management believes that there are no unrecorded valid outstanding liabilities from prior operations.  If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law.  Due to various statutes of limitations and because of the likelihood that such an old liability would not still be valid no amount has been accrued in these financial statements for any such contingencies.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007 and 2006, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2007, and 2006.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from David C. Merrell, our current President.  There are no written agreements requiring Mr. Merrell to provide these cash resources; and to the extent funds are provided, such funds will bear no interest (though an interest expense of 10% has been imputed on funds advanced) and will be due on demand.  As of the date of this Quarterly Report, we have not actively begun to seek any business or acquisition candidate.

Results of Operations

During the quarters ended March 31, 2008, and 2007, we had losses of $23,933 and $90, respectively.  We were originally organized for the primary purpose of providing accounting, personnel recruiting and general business consulting.  These business operations proved unsuccessful and were ceased in 1989.  Since that time, we have not conducted any business operations.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Delaware.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing, we may attempt to raise such funding through loans or through additional sales of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

Effective May 7, 2008, Michael Brown, our current Secretary and a director, was elected to the offices of Chief Financial Officer and Treasurer.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by David C. Merrell, President and Director.

 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael C. Brown, Secretary, Treasurer, CFO and Director

  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by David C. Merrell President and Michael C. Brown, Secretary/Treasurer, CFO and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

E. R. C. Energy Recovery Corporation

Date:	May 8, 2008	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	May 8, 2008	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director