Form 10-Q
period 2008-06-30
ERC ENERGY RECOVERY CORP
filed 2008-08-06
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 5, 2008 - 368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets

4

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2008

and 2007 and from inception on October 24,

1979 through June 30, 2008

5

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2008

and 2007 and from inception on October 24,

1979 through June 30, 2008

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$83,030	$65,078
Advances from related party	31,267	12,820
Accrued interest - related party	4,524	3,297

Total Current Liabilities	118,821	81,195

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	261,975	259,100
Deficit accumulated during the development stage	(381,164)	(340,663)

Total Stockholders’ Equity (Deficit)	(118,821)	(81,195)

	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the		For the		From Inception
	Three Months Ended		Six Months Ended		On October 24,
	June 30,		June 30,		1979, through
	2008	2007	2008	2007	June 30, 2008
REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	15,180	2,100	36,399	2,100	371,190
Non-cash contributed services	650	-	2,875	-	5,450

LOSS BEFORE OTHER INCOME (EXPENSE)	(15,830)	(2,100)	(39,274)	(2,100)	(376,640)

OTHER INCOME (EXPENSE)
Interest Expense	(738)	(93)	(1,227)	(183)	(4,524)
LOSS BEFORE INCOME TAXES	(16,568)	(2,193)	(40,501)	(2,283)	(381,164)

TAX EXPENSE	-	-	-	-	-

NET LOSS	$(16,568)	$(2,193)	$(40,501)	$(2,283)	$(381,164)

LOSS PER COMMON SHARE	$(0.05)	$(0.01)	$(0.11)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		From Inception on October 24, 1979 through June 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(40,501)	$(2,283)	$(381,164)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	2,875	-	5,450
Changes in assets and liabilities:
Increase in accounts payable	36,399	2,100	113,397
Increase in accrued interest - related party	1,227	183	4,524
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended June 30, 2008:

Officers and Directors contributed services totaling $2,875 which have been accounted for as a capital contribution.

For the three months ended June 30, 2007:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008, and 2007, and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007, audited financial statements.  The results of operations for the periods ended June 30, 2008, and 2007, are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to June 30, 2008, have been reclassified to conform to the headings and classifications used in the June 30, 2008, financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended June 30, 2008, and 2007, the Company did not pay any compensation to its officers and directors.  During the periods ended June 30, 2008, and 2007, officers and directors contributed services totaling $2,875 and $-0-, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company.  For the periods ended June 30, 2008, and 2007, these payments amounted to $18,447 and $-0-.  The Company has accounted for any such payments as advances payable to the related party.  At June 30, 2008, a balance of  $31,267 is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At June 30, 2008, and December 31, 2007, the balance payable to related parties was $4,524 and $3,297, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Loss from continuing operations available to common Shareholders (Numerator)	$(16,568)	$(2,193)	$(40,501)	$(2,283)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	368,200	368,200	368,200	368,200

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

During the quarters ended June 30, 2008, and 2007, we had losses of $16,568 and $2,193, respectively.  We were originally organized for the primary purpose of providing accounting, personnel recruiting and general business consulting.  These business operations proved unsuccessful and were ceased in 1989.  Since that time, we have not conducted any business operations.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The Company has had no operations during the six months ended June 30, 2008, nor do we have operations as of the date of this filing.  General and administrative expenses were $36,399 for the June 30, 2008, period compared to $2,100 for the June 30, 2007, period. General and administrative expenses for the six months ended June 30, 2008, were comprised mainly of accounting and legal fees. We had a net loss of $40,501 for the six months ended June 30, 2008, period compared to a net loss of $2,283 for the six months ended June 30, 2007, period.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Delaware, the legal and accounting costs of preparing and filing our Exchange Act reports with the Securities and Exchange Commission and any costs we may incur in evaluating a reorganization, merger or acquisition candidate.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing, we may attempt to raise such funding through loans or through additional sales of our common stock.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None; not applicable.

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

E. R. C. Energy Recovery Corporation

Date:	August 5, 2008	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	August 5, 2008	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director