Form 10-Q
period 2008-09-30
ERC ENERGY RECOVERY CORP
filed 2008-10-23
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  October 15, 2008 - 368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets

4

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2008

and 2007 and from inception on October 24,

1979 through September 30, 2008

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2008

and 2007 and from inception on October 24,

1979 through September 30, 2008

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2008	s	December 31, 2007
CURRENT ASSETS:	(Unaudited)
Cash	$-		$-

Total Current Assets	-		-

Total Assets	$-		$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$82,665		$65,078
Advances from related party	37,307		12,820
Accrued interest - related party	5,353		3,297

Total Current Liabilities	125,325		81,195

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-		-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368		368
Capital in excess of par value	262,625		259,100
Deficit accumulated during the development stage	(388,318)		(340,663)

Total Stockholders’ Equity (Deficit)	(125,325)		(81,195)

Total Liabilities and Stockholders' Equity (Deficit)	$-		$-

Note:  The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the		For the		From Inception On October 24,
	Three Months Ended		Nine Months Ended		1979, through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	5,674	8,160	42,073	10,260	376,864
Non-cash contributed services	650	-	3,525	-	6,100

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,324)	(8,160)	(45,598)	(10,260)	(382,964)

OTHER INCOME (EXPENSE)
Interest Expense	(830)	(124)	(2,057)	(307)	(5,354)

LOSS BEFORE INCOME TAXES	(7,154)	(8,284)	(47,655)	(10,567)	(388,318)

TAX EXPENSE	-	-	-	-	-

NET LOSS	$(7,154)	$(8,284)	$(47,655)	$(10,567)	$(388,318)

LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.13)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		From Inception on October 24, 1979 through September 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(47,655)	$(10,567)	$(388,318)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	3,525	-	6,100
Changes in assets and liabilities:
Increase in accounts payable	42,074	10,260	119,072
Increase in accrued interest - related party	2,056	307	5,353
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2008:

Officers and Directors contributed services totaling $3,525 which have been accounted for as a capital contribution.

For the nine months ended September 30, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - E.R.C. Energy Recovery Corporation (“the Company”) was incorporated on October 24, 1979, in the State of Delaware for the purpose of providing accounting, personnel recruiting and general business consulting.  Currently, the Company has no on-going operations.  The Company is considered to be a development stage Company as defined in Statement of Financial Accounting Standards No. 7.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) are necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008, and 2007, and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007, audited financial statements.  The results of operations for the nine months ended September 30, 2008, and 2007, are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to September 30, 2008, have been reclassified to conform to the headings and classifications used in the September 30, 2008, financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the periods ended September 30, 2008, and 2007, the Company did not pay any compensation to its officers and directors.  During the nine month periods ended September 30, 2008, and 2007, Officers and Directors contributed services totaling $3,525 and $0, respectively, which have been accounted for as contributions to capital.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party - A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the nine month periods ended September 30, 2008, and 2007, these payments amounted to $24,487 and $5,360, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At September 30, 2008, and December 31, 2007, a balance of $37,307 and $12,820 is owed the related party.

Accrued Interest - The Company has imputed interest at 10% per annum on balances owing to related parties.  At September 30, 2008, and December 31, 2007, the accrued interest balance was $5,353 and $3,297, respectively.  Interest expense to related parties amounted to $2,057 and $307 for the nine months ended September 30, 2008, and 2007, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Loss from continuing operations available to common Shareholders (Numerator)	$(7,154)	$(8,284)	$(47,655)	$(10,567)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	368,200	368,200	368,200	368,200

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Contingencies - The Company has not been active for several years. Management believes that there are no unrecorded valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because of the likelihood that such an old liability would not still be valid, no amount has been accrued in these financial statements for any such contingencies.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance of our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i)consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

During the quarters ended September 30, 2008, and 2007, we had losses of $7,154 and $8,284, respectively.  We were originally organized for the primary purpose of providing accounting, personnel recruiting and general business consulting. These business operations proved unsuccessful and were ceased in 1989.  Since that time, we have not conducted any business operations.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

We have had no operations during the nine months ended September 30, 2008, nor do we have operations as of the date of this filing.  General and administrative expenses were $42,073 for the September 30, 2008, period compared to $10,260 for the September 30, 2007, period. General and administrative expenses for the nine months ended September 30, 2008, were comprised mainly of accounting and legal fees. We had a net loss of $47,655 for the nine months ended September 30, 2008, period compared to a net loss of $10,567 for the nine months ended September 30, 2007, period.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

E. R. C. Energy Recovery Corporation

Date:	October 22, 2008	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	October 22, 2008	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director