Form 10-K
period 2008-12-31
ERC ENERGY RECOVERY CORP
filed 2009-02-25
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission File Number:  000-53116

E.R.C. ENERGY RECOVERY CORPORATION

(Exact Name of registrant as specified in its Charter)

Delaware	22-2301634
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3884 East North Little Cottonwood Rd

Salt Lake City, Utah  84092

(Address of Principal Executive Offices)

(801) 580-4555

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock is $112.50, based on 112,500 shares held by non-affiliates.  Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of February 2, 2009, the Registrant had 368,200 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “E.R.C. Energy Recovery Corporation,” “E.R.C.,” the “Company,” “we,” “us,” “our” and words of similar import) refer to E.R.C. Energy Recovery Corporation, the Registrant.

This Annual Report contains certain forward-looking statements, and for this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  BUSINESS

Business Development

We were organized pursuant to the laws of the State of Delaware on April 19, 1979, under the name “Energy Recovery Corporation,” with an authorized capital of $100,000 divided into 10,000,000 shares of common stock, par value $0.01 per share.  We were formed for the primary purpose of providing accounting, personnel recruiting and general business consulting.

Following our organization, we:

•

changed our name to “E.R.C. Energy Recovery Corporation,” effective , 1979.

•

authorized the issuance of 2,000,000 shares of preferred stock, $0.01 par value, effective June 16, 1982;

•

established a series of preferred stock, which was designated “Series A Cumulative Convertible Voting Preferred Stock,” effective June 28, 1983;

•

increased our authorized common stock from 10,000,000 shares to 50,000,000 shares and decreased the par value of our common stock from $0.01 to $0.001 per share, with appropriate adjustments in our capital accounts and with our authorized preferred stock remaining at 2,000,000 shares with a par value of $0.01 per share, and effected a one for 400 reverse split of our outstanding common stock, while rounding all fractions up to the nearest whole share, effective July 18, 1997;

•

effected a recapitalization consisting of a one for 150 reverse split of our outstanding common stock, while rounding all fractions up to the nearest whole share, and declared a 100 for one dividend (the “Recapitalization”), effective November 15, 2007; and

•

amended and restated our Certificate of Incorporation to increase our authorized capital to 110,000,000 shares, divided into 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock, effective November 15, 2007.

All of the foregoing adjustments to our capital stock have been taken into account in all computations herein.

The principal changes to our Certificate of Incorporation made in our Amended and Restated Certificate of Incorporation were: (i) the increase in our authorized capital to 110,000,000 shares, divided into 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock, thereby eliminating the general rights, privileges and preferences of the previously authorized 2,000,000 shares of $0.01 par value preferred stock in the former Article 4; and eliminated the 1,250,000 of those shares of preferred stock that were designated as Series A Cumulative Convertible Preferred Stock in the former Article 7 (none of these shares of preferred stock were ever issued); (ii) allowed the Board of Directors to change our name to any name that conforms with any business or industry that the Board of Directors determines that we should engage in or which conforms with the name or names of any properties, businesses or companies acquired by us in a new Article VI; (iii) provided in a new Article VIII that no contract or transaction with us in which any director or executive officer has a financial interest shall be void or voidable solely because of that interest if the fact of such relationship or interest is disclosed to the Board of Directors and the contract or transaction is fair and reasonable to us; (iv) granted customary indemnification of directors, officers, agents and others to the full extent allowable under the General Corporation Law of Delaware in a new Article IX; and allowed the Board of Directors to effect recapitalizations in the form of forward and reverse splits without the consent of shareholders in a new Article X.  The provisions of Articles  VI through X, inclusive, were added to our Certificate of Incorporation pursuant to Section 102(b)(1) of the General Corporation Law of Delaware; they represent provisions that are consistent with the management of our business and the conduct of our affairs; and they are consistent with and do not involve matters contrary to public policy.

A copy of our initial Certificate of Incorporation, as amended, was filed and incorporated by reference, as Exhibit 3.1, and copies of our Amended and Restated Certificate of Incorporation and our current Bylaws were also filed and incorporated by reference, as Exhibits 3.2 and 3.3, to our originally filed Form 10 Registration Statement that is referenced in Part IV, Item 15.

Initial Public Offering

On October 24, 1979, we filed a Form 1-A Notification with the Securities and Exchange Commission (the “SEC”) under Regulation A promulgated by the SEC under Section 3(b) of the Securities Act of 1933, as amended (the “Securities Act”).

Description of Business

We were originally organized for the primary purpose of providing accounting, personnel recruiting and general business consulting.  These business operations proved unsuccessful and were ceased in 1989.  Since that time, we have not conducted any business operations.

We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.  We have had no material business operations since March 7, 1997.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and we will be unable to do so until we determine any particular industry in which we may conduct business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a “shell company” seeking to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted to businesses or entities that desire to become a publicly-held company while avoiding what many may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include the substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular entity, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entity, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

Amendments to SEC Form 8-K regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to SEC Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until 12 months after the filing of such information (the “Form 10 Information”), may eliminate many of the perceived advantages of going public transactions with shell companies.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s stockholders become the controlling stockholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of SEC Form S-8 for the registration of securities and limit the use of SEC Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.  See the heading “Rule 144”  of Item 9, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

Any of these types of business combination transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% or more of our outstanding voting securities; accordingly, investments in the private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technology or intellectual property; the present financial condition, projected growth potential and available technical, financial and managerial resources; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit; the perceived public recognition or acceptance of products, or services offered and trademarks and name identification; and numerous other factors that are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such business will be unproven and cannot be predicted with any certainty.

Our management will attempt to meet personally with management and key personnel of any entity providing a potential business opportunity for us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of material personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and limited capital, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor or if at all.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire an interest in any business enterprise in which any member has an ownership interest.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of our management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a business combination, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or could not be publicly sold until 12 months after we file the Form 10 information about the business combination with the SEC as now required by SEC Form 8-K.  These provisions could further inhibit our ability to complete any business combination where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash rather than our shares or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of business combinations, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of common stock or as consideration to them to provide an indemnification for all of our prior liabilities.  Members of management may also actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed business combination. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any business combination with us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 information with the SEC.

None of our directors, executive officers, founders or their affiliates or associates are currently involved in any negotiations with any representatives of the owners of any business or company regarding the possibility of a business combination with us.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with shell companies that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since 1989.

Dependence on One or a Few Major Customers

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations, produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a business combination transaction, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

Cost and Effects of Compliance with Environmental Laws

Our current business operations are not subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject, on the closing of a business combination.

Number of Total Employees and Number of Full Time Employees

We have no employees.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, see Item 1A, Risk Factors, of our Form 10-SB Registration Statement, as amended, and previously filed with the SEC, all of which are still applicable to us.

ITEM 2:  PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the office address and telephone number of David C. Merrell, who is a shareholder, our President and a director, and are provided at no cost.  We may impute a nominal expense for this service for accounting purposes.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding and, to the knowledge of our management; no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Commencing on or about June 11, 2008, our shares of common stock were listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “ERCX”; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2008 and 2007. These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the third quarter of 2008.

Period	High	Low
June 11, 2008 through June 30, 2008	None	None
July 1, 2008 through September 30, 2008	$0.10	$0.01
October 1, 2008 through December 31, 2008	$0.10	$0.01

Rule 144

The following is a summary of the current requirements of Rule 144:

Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i)

Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)

This section is not available for the resale of securities initially issued by an issuer defined below:

(i)

An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)

No or nominal operations; and

(B)

Either:

(1)

No or nominal assets;

(2)

Assets consisting solely of cash and cash equivalents; or

(3)

Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after 12 months have elapsed from the date that the issuer filed “Form 10 information” with the SEC.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the “Form 10 information” in any filing of the issuer with the SEC.  The “Form 10 information” is deemed filed when the initial filing is made with the SEC.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c) (1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”  The current position of the SEC that is contained in Securities Act Release No. 33-8899, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

Holders

We currently have 405 shareholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty, and if and until we determine to engage in any business or we complete any acquisition, reorganization or merger, no such policy will be formulated.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

However, we did declare a stock dividend of 100 for 1 in November, 2007, as part of our Recapitalization.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following information is provided as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders

Equity compensation plans not approved by shareholders

Total	None	None	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

To whom	Date	Number of shares	Consideration*
George R. Brigliadoro	09/17/1997	16,700	Issued for services rendered
Anthony Aversa	09/17/1997	16,700	Issued for services rendered
Anthony Trobiano	09/17/1997	16,700	Issued for services rendered
Hy Manager	09/17/1997	16,700	Issued for services rendered
Michael C. Brown	09/17/1997	16,700	Issued for services rendered
Leonard W. Burningham	09/17/1997	18,400	Issued for services rendered
Corie Merrell	09/17/1997	16,700	Issued for services rendered
David C. Merrell	09/17/1997	183,400	Issued for services rendered

We issued all of these securities to persons who were “accredited investors” as that term is defined in  Rule 501 of Regulation D of the SEC; and each such person had prior access to all material information about us prior to the offer and sale of these securities. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Sales to “accredited investors” are preempted from state regulation.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the last three fiscal years, there were no purchases of any equity securities of ours by us or any person on our behalf; nor were there any purchases of our equity securities by any affiliate of ours during the last three fiscal years.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

Statements made in this Annual Report, which are not purely historical, are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Plan of Operation

Our plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from David C. Merrell, our current President.  There are no written agreements requiring Mr. Merrell to provide these cash resources; and to the extent funds are provided, such funds will bear no interest (though an interest expense of 10% has been imputed on funds advanced) and will be due on demand.  As of the date of this Annual Report, we have not actively begun to seek any business or acquisition candidate.

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

We had no material operations during the year ended December 31, 2008, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $43,783 for the December 31, 2008, year end, compared to $42,442 for the December 31, 2007, year end.  We had non-cash contributed services of $6,200 for the year ended December 31, 2008, compared to $2,575 for the previous year.  We had a net loss of $49,983 for the year ended December 31, 2008, compared to a net loss of $45,017 for the year ended December 31, 2007.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports and registration statements with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2008

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

14

—

Balance Sheets

15

—

Statements of Operations

16

—

Statements of Stockholders’ Equity (Deficit)

17 - 18

—

Statements of Cash Flows

19

—

Notes to Financial Statements

20 - 23

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E.R.C. Energy Recovery Corporation

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of E.R.C. Energy Recovery Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the period ended December 31, 2008 and 2007 and from inception on October 24, 1979 through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.R.C. Energy Recovery Corporation as of December 31, 2008, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2008 and 2007, and from inception on October 24, 1979 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has suffered losses from operations since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of E.R.C. Energy Recovery Corporation’s internal control over financial reporting as of December 31, 2008 and 2007; accordingly, we do not express an opinion thereon.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

February 23, 2009

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2008	s	December 31, 2007
CURRENT ASSETS:
Cash	$-		$-

Total Current Assets	-		-

Total Assets	$-		$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$79,620		$65,078
Advances from related party	38,994		12,820
Accrued interest - related party	6,364		3,297

Total Current Liabilities	124,978		81,195

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-		-
Common stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368		368
Capital in excess of par value	265,300		259,100
Deficit accumulated during the development stage	(390,646)		(340,663)

Total Stockholders’ Equity (Deficit)	(124,978)		(81,195)

Total Liabilities and Stockholders’ Equity (Deficit)	$-		$-

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2008	2007	2008
REVENUE	$-	$-	$-

EXPENSES:
General and administrative	43,783	42,442	381,871
Non-cash contributed services	6,200	2,575	8,775
Total Expenses	49,983	45,017	390,646

LOSS BEFORE INCOME TAXES	(49,983)	(45,017)	(390,646)

TAX EXPENSE	-	-	-

NET LOSS	$(49,983)	$(45,017)	$(390,646)

LOSS PER COMMON SHARE	$(0.14)	$(0.12)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2008

	Common Stock			Capital in Excess of Par	Deficit Accumulated During the Development
	Shares		Amount	Value	Stage
BALANCE, December 31, 1994	15,049		$15	$254,290	$(265,105)

Expenses paid by shareholder	-		-	79	-

Net loss for the year ended December 31, 1995	-		-	-	(79)
BALANCE, December 31, 1995	15,049		15	254,369	(265,184)

Expenses paid by shareholder	-		-	769	-

Net loss for the year ended December 31, 1996		-	-	-	(2,306)
BALANCE, December 31, 1996	15,049		15	255,138	(267,490)

Expenses paid by shareholder	-		-	291	-

Common stock issued for services For $0.40 per share	1,667		2	997	-

Common stock issued for services For $0.001 per share	300,000		300	150	-

Net loss for the year ended December 31, 1997	-		-	-	(4,148)
BALANCE, December 31, 1997	316,716		317	256,576	(271,638)

Net loss for the year ended December 31, 1998	-		-	-	(4,423)
BALANCE, December 31,1998	316,716		317	256,576	(276,061)

Net loss for the year ended December 31, 1999	-		-	-	(1,961)
BALANCE, December 31, 1999	316,716		317	256,576	(278,022)

Net loss for the year ended December 31, 2000	-		-	-	(2,105)
BALANCE, December 31, 2000	316,716		317	256,576	(280,127)

Net loss for the year ended December 31, 2001	-		-	-	(2,569)
BALANCE, December 31, 2001	316,716		$317	$256,576	$(282,696)

 [Continued]

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2008

[Continued]

	Common Stock			Capital in Excess of Par	Deficit Accumulated During the Development
	Shares		Amount	Value	Stage
BALANCE, December 31, 2001	316,716		$317	$256,576	$(282,696)

Net loss for the year ended December 31, 2002	-		-	-	(2,618)
BALANCE, December 31, 2002	316,716		317	256,576	(285,314)

Net loss for the year ended December 31, 2003		-	-	-	(2,666)
BALANCE, December 31, 2003	316,716		317	256,576	(287,980)

Net loss for the year ended December 31, 2004	-		-	-	(2,454)
BALANCE, December 31, 2004	316,716		317	256,576	(290,434)

Net loss for the year ended December 31, 2005	-		-	-	(2,454)
BALANCE, December 31, 2005	316,716		317	256,576	(292,888)

Rounding shares issued in connection with subsequent stock split and dividend	51,484		51	(51)	-

Net loss for the year ended December 31, 2006	-		-	-	(2,758)
BALANCE, December 31, 2006	368,200		368	256,525	(295,646)

Non-cash contributed services	-		-	2,575	-

Net loss for the year ended December 31, 2007	-		-	-	(45,017)
BALANCE, December 31, 2007	368,200		368	259,100	(340,663)

Non-cash contributed services	-		-	6,200	-

Net loss for the year ended December 31, 2008		-	-	-	(49,983)
BALANCE, December 31, 2008	368,200		$368	$265,300	$(390,646)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(49,983)	$(45,017)	$(390,646)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	6,200	2,575	8,775
Changes in assets and liabilities:
Increase in accounts payable	40,716	41,862	117,714
Increase in accrued interest	3,067	580	6,364
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2008:

During 2008 Officers and Directors contributed services totaling $6,200 which have been accounted for as a capital contribution.

For the year ended December 31, 2007:

During 2007 Officers and Directors contributed services totaling $2,575 which have been accounted for as a capital contribution.

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – E.R.C. Energy Recovery Corporation (“the Company”) was incorporated on October 24, 1979 in the State of Delaware for the purpose of providing accounting, personnel recruiting and general business consulting.  Currently, the Company has no on-going operations.

Development Stage - The Company discontinued its operations in 1989 and is considered to be a development stage Company as defined in Statement of Financial Accounting Standards No. 7.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 6].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 141R “Accounting for Business Combinations”,  SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, and SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts” were recently issued. SFAS No. 141R, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001. There are no preferred shares issued and outstanding at December 31, 2008.

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.001 par value. At December 31, 2008 and 2007, the Company had 368,200 shares of common stock issued and outstanding.

Stock Splits – On July 31, 1997, the Company affected a 400-for-1 reverse stock split. During November 2007 the Company affected a 150-for-1 reverse stock split followed by a simultaneous 100-for-1 stock dividend.  The company issued approximately 51,484 rounding shares as a result of these transactions.  The financial statements have been restated for all periods presented to reflect the stock splits and dividend.

NOTE 3 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008, and 2007.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
NOL Carryover	$42,126	26,130
Related Party Accruals	2,482	1,286
Valuation allowance	(44,608)	(27,416)
Net deferred tax asset	$-	$-

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007
Book Income	$(19,493)	$(17,557)
Contributed Services	2,418	-
Related Party Accruals	1,196	-
Non-deductible expenses	-	1,004
Valuation allowance	15,879	16,553
Tax at Statutory rate	$-	$-

At December 31, 2008, the Company had net operating loss carryforwards of approximately $108,000 that may be offset against future taxable income from the year 2008 through 2028.  No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 4 - GOING CONCERN

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2008 and 2007, the Company did not pay any compensation to its officers and directors.  During 2008 and 2007, Officers and Directors contributed services totaling $6,200 and $2,575 which have been accounted for as a contribution to capital.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the years ended December 31, 2008 and 2007 these payments amounted to $26,174 and $9,159.  The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2008 and 2007 a balance of $38,994 and $12,820 is owed the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties. At December 31, 2008 and 2007 the balance payable was $6,364 and $3,297 respectively.  Interest expense to related parties amounted to $3,067 and $580 for the years ended December 31, 2008 and 2007, respectively.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2008	2007
Loss available to common shareholders (numerator)	$(49,983)	$(45,017)
Weighted average number of common shares outstanding during the period used in loss per share
(denominator)	368,200	368,200

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President who is also deemed to be our acting CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2008, our internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
David C. Merrell	President and Director	1996	*
Michael C. Brown	Secretary and Director	1995	*

*

These persons presently serve in the capacities indicated.

Background and Business Experience

David C. Merrell, Director and President. Mr. Merrell is 49 years of age, since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans.  Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

Michael C. Brown, Secretary and Director.  Mr. Brown is 49 years old.  Since 1993, he has been a manager of an

Albertson’s food store in Salt Lake City, Utah.  Mr. Brown has also been a food broker for Kahe Sales for the past four years.

Previous Blank Check or Shell Company Experience

David C. Merrell

Name of Company	Date of filing	File Number	Status
Xstream Beverage Network, Inc. Resigned March 9, 2001	10/27/1999	033-30158-A	Current

Victory Energy Corp. Resigned April 14, 2003	1/12/2001	002-76219-NY	Current

Accesstel, Inc. Resigned December 16, 2003	1/03/2001	000-24459	Not Current

Integrated Healthcare Holdings Resigned November 18, 2003	12/16/1997	000-23511	Current

Advanced Cell Technology, Inc. Resigned January 31, 2005	5/14/2001 5/28/2003	333-60906 000-50295	Current

China Ruitai International Holdings Co, Ltd. Resigned September 18, 2006	9/14/2004	000-04494	Current

Vibrosaun International, Inc.	12/9/2008	000-53411	Current

Michael C. Brown

Name of Company	Date of filing	File Number	Status
Southwest Casino Corp. Resigned July 22, 2004	5/22/2002	000-50572	Current

Vibrosaun International, Inc.	12/9/2008	000-53411	Current

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Family Relationships

There are no family relationships between David C. Merrell and Michael C. Brown.

Involvement in Other Public Companies Registered Under the Exchange Act

David C. Merrell is a director and executive officer in MCT Corporation and Vibrosaun International, Inc.; and Michael C. Brown is currently a director and executive officer of Vibrosaun International, Inc.  These entities file reports with the SEC under Section 13 of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of ours:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2008, the following were filed timely:

Name	Type	Filed
David C. Merrell	Form 3	February 12, 2008

Michael Brown	Form 3	February 25, 2008

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to this Annual Report, in Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because of our limited operations; and because we have only two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business combination or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Audit Committee

We have has not established an Audit Committee because of our limited operations; and because we have only two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.  Following the entry into any business combination or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
David C. Merrell President, & Director	12/31/08 12/31/07	$ 0 $ 0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Michel C. Brown, Secretary & Director	12/31/08 12/31/07	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David C. Merrell	None	None	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David C. Merrell	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than 5% of our common stock as of the date hereof, respectively based upon 368,200 shares being outstanding:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Anthony Aversa	18,500	5.0%
Common Stock	George R. Brigliadoro	18,700	5.1%
Common Stock	Michael Brown	16,700	4.5%
Common Stock	Leonard W. Burningham	18,400	5.0%
Common Stock	David C. Merrell	183,400	50.0%
Total		255,700	69.4%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date hereof, respectively based upon 368,200 shares being outstanding:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Michael Brown	16,700	4.5%
Common Stock	David C. Merrell	183,400	50.0
Total (two persons)		200,100	54.5%

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of us.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008, and 2007:

Fee Category	2008	2007
Audit Fees	$9,903	$16,238
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$9,903	$16,238

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Initial Certificate of Incorporation , as amended	10-SB Registration Statement filed with the SEC on December 14, 2007
3.2	Amended and Restated Certificate of Incorporation	10-SB Registration Statement filed with the SEC on December 14, 2007
3.3	Bylaws	10-SB Registration Statement filed with the SEC on December 14, 2007
14	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by David C. Merrell, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael C. Brown, Secretary, Treasurer, CFO and Director
32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by David C. Merrell President and Michael C. Brown, Secretary/Treasurer, CFO and Director.

99.1	Registration Agreement	10-SB Registration Statement filed with the SEC on December 14, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E.R.C. ENERGY RECOVERY CORPORATION

Date:	February 24, 2009	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E. R. C. ENERGY RECOVERY CORPORATION

Date:	February 24, 2009	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	February 24, 2009	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer, CFO and Director