Form 10-Q
period 2009-03-31
ERC ENERGY RECOVERY CORP
filed 2009-05-11
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 8, 2009 - 368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets -- March 31, 2009 (unaudited)

and December 31, 2008

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2009

and 2008 and from inception on October 24,

1979 through March 31, 2009

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2009

and 2008 and from inception on October 24,

1979 through March 31, 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$80,194	$79,620
Advances from related party	46,753	38,994
Accrued interest - related party	7,407	6,364

Total Current Liabilities	134,354	124,978

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	267,000	265,300
Deficit accumulated during the development stage	(401,722)	(390,646)

Total Stockholders’ Equity (Deficit)	(134,354)	(124,978)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From Inception on October 24, 1979 through March 31,
	2009	2008	2009
REVENUE	$-	$-	$-

EXPENSES:
General and administrative	8,333	21,219	389,715
Non-cash contributed services	1,700	2,225	10,475
LOSS BEFORE OTHER INCOME (EXPENSE)	(10,033)	(23,444)	(400,190)

OTHER INCOME (EXPENSE):
Interest Expense	(1,043)	(489)	(1,532)

LOSS BEFORE INCOME TAXES	(11,076)	(23,933)	(401,722)

TAX EXPENSE	-	-	-

NET LOSS	$(11,076)	$(23,933)	$(401,722)

LOSS PER COMMON SHARE	$(0.03)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception on October 24, 1979 through March 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$(11,076)	$(23,933)	$(401,722)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	1,700	2,225	10,475
Changes in assets and liabilities:
Increase in accounts payable	8,333	21,219	126,047
Increase in accrued interest - related party	1,043	489	7,407
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2009:

Officers and Directors contributed services totaling $1,700 which have been accounted for as a capital contribution.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to March 31, 2009 have been reclassified to conform to the headings and classifications used in the March 31, 2009 financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended March 31, 2009 and 2008, the Company did not pay any compensation to its officers and directors.  During the three month period ended March 31, 2009 and 2008, Officers and Directors contributed services totaling $1,700 and $2,225, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the three month periods ended March 31, 2009 and 2008 these payments amounted to $7,759 and $14,058.  The Company has accounted for any such payments as advances payable to the related party.  At March 31, 2009 and December 31, 2008 a balance of $46,753 and $38,994 is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At March 31, 2009 and December 31, 2008 the accrued interest balance payable to related parties was $7,407 and $6,364, respectively.  Interest expense to related parties amounted to $1,043 and $489 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended
	March 31,
	2009	2008

Loss from continuing operations available to common shareholders
(numerator)	$ (11,076)	$ (23,933)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	368,200	368,200

Loss per common share	$ (0.03)	$ (0.07)

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

During the quarters ended March 31, 2009, and 2008, we had losses of $11,076 and $23,933, respectively.  We were originally organized for the primary purpose of providing accounting, personnel recruiting and general business consulting.  These business operations proved unsuccessful and were ceased in 1989.  Since that time, we have not conducted any business operations.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

E. R. C. Energy Recovery Corporation

Date:	May 11, 2009	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	May 11, 2009	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director