Form 10-K
period 2009-12-31
ERC ENERGY RECOVERY CORP
filed 2010-02-19
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

Outstanding Shares

As of February 18, 2010, the Registrant had 368,200 shares of common stock outstanding.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Commencing on or about June 11, 2008, our shares of common stock were listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “ERCX”; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-

month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2009 and 2008. These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the third quarter of 2008.

Period	High	Low
June 11, 2008 through June 30, 2008	None	None

July 1, 2008 through September 30, 2008	$0.10	$0.01

October 1, 2008 through December 31, 2008	$0.10	$0.01

January 1, 2009 through March 31, 2009	$0.01	$0.01

April 1, 2009 through June 30, 2009	$0.01	$0.01

July 1, 2009 through September 30, 2009	$0.01	$0.01

October 1, 2009 through December 31, 2009	$0.01	$0.01

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 402 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

The following information is provided as of December 31, 2009:

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the last three fiscal years, there were no purchases of any equity securities of ours by us or any person on our behalf; nor were there any purchases of our equity securities by any affiliate of ours during the last three fiscal years.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

We had no material operations during the year ended December 31, 2009, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $31,582 for the December 31, 2009, year end, compared to $43,783 for the December 31, 2008, year end.  We had non-cash contributed services of $5,425 for the year ended December 31, 2009, compared to $6,200 for the previous year.  We had a net loss of $37,007 for the year ended December 31, 2009, compared to a net loss of $49,983 for the year ended December 31, 2008.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports and registration statements with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements of any kind for the year ended December 31, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2009

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

14

—

Balance Sheets

15

—

Statements of Operations

16

—

Statements of Stockholders’ Equity (Deficit)

17 - 18

—

Statements of Cash Flows

19

—

Notes to Financial Statements

20 - 24

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E.R.C. Energy Recovery Corporation

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of E.R.C. Energy Recovery Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the period ended December 31, 2009 and 2008 and from inception on October 24, 1979 through December 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.R.C. Energy Recovery Corporation as of December 31, 2009, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2009 and 2008, and from inception on October 24, 1979 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has suffered losses from operations since inception.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of E.R.C. Energy Recovery Corporation's internal control over financial reporting as of December 31, 2009 and 2008; accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

February 18, 2010

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2009	S	December 31, 2008
CURRENT ASSETS:
Cash	$-		$-

Total Current Assets	-		-

Total Assets	$-		$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$88,372		$79,620
Advances - related party	56,864		38,994
Accrued interest	11,324		6,364

Total Current Liabilities	156,560		124,978

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-		-
Common stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368		368
Capital in excess of par value	270,725		265,300
Deficit accumulated during the development stage	(427,653)		(390,646)

Total Stockholders’ Equity (Deficit)	(156,560)		(124,978)

Total Liabilities and Stockholders’ Equity (Deficit)	$-		$-

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2009	2008	2009
REVENUE	$-	$-	$-

EXPENSES:
General and administrative	31,582	43,783	413,353
Non-cash contributed services	5,425	6,200	14,200
Total Expenses	37,007	49,983	427,653

LOSS BEFORE INCOME TAXES	(37,007)	(49,983)	(427,653)

TAX EXPENSE	-	-	-

NET LOSS	$(37,007)	$(49,983)	$(427,653)

LOSS PER COMMON SHARE	$(0.10)	$(0.14)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2009

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2009

[Continued]

	Common Stock			Capital in Excess of Par	Deficit Accumulated During the Development
	Shares		Amount	Value	Stage
BALANCE, December 31, 2001	316,716		$317	$256,576	$(282,696)

Net loss for the year ended December 31, 2002	-		-	-	(2,618)
BALANCE, December 31, 2002	316,716		317	256,576	(285,314)

Net loss for the year ended December 31, 2003		-	-	-	(2,666)
BALANCE, December 31, 2003	316,716		317	256,576	(287,980)

Net loss for the year ended December 31, 2004	-		-	-	(2,454)
BALANCE, December 31, 2004	316,716		317	256,576	(290,434)

Net loss for the year ended December 31, 2005	-		-	-	(2,454)
BALANCE, December 31, 2005	316,716		317	256,576	(292,888)

Rounding shares issued in connection with subsequent stock split and dividend	51,484		51	(51)	-
Net loss for the year ended December 31, 2006	-		-	-	(2,758)
BALANCE, December 31, 2006	368,200		368	256,525	(295,646)

Non-cash contributed services	-		-	2,575	-
Net loss for the year ended December 31, 2007	-		-	-	(45,017)
BALANCE, December 31, 2007	368,200		368	259,100	(340,663)

Non-cash contributed services	-		-	6,200	-
Net loss for the year ended December 31, 2008		-	-	-	(49,983)
BALANCE, December 31, 2008	368,200		368	265,300	(390,646)

Non-cash contributed services	-		-	5,425	-
Net loss for the year ended December 31, 2009	-		-	-	(37,007)
BALANCE, December 31, 2009	368,200		$368	$270,725	$(427,653)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$(37,007)	$(49,983)	$(427,653)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	5,425	6,200	14,200
Changes in assets and liabilities:
Increase in accounts payable	26,622	40,716	144,336
Increase in accrued interest	4,960	3,067	11,324
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2009:

During 2009 Officers and Directors contributed services totaling $5,425 which have been accounted for as a capital contribution.

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

Development Stage - The Company discontinued its operations in 1989 and is considered to be a Development Stage Company.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Loss Per Share - The Company computes loss per share in accordance with Accounting Standards Codification (“ASC”) Topic No. 260, Earnings Per Share, which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

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

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001. There are no preferred shares issued and outstanding at December 31, 2009.

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.001 par value. At December 31, 2009 and 2008, the Company had 368,200 shares of common stock issued and outstanding.

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

NOTE 3 - INCOME TAXES

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009, and 2008.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$54,535	42,216
Related Party Accruals	4,416	2,482
Valuation allowance	(58,951)	(44,608)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
Book Income	$(14,433)	$(19,493)
Contributed Services	2,116	2,418
Related Party Accruals	1,934	1,196
Non-deductible expenses	-	-
Valuation allowance	10,383	15,879
Tax at Statutory rate	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $135,000 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and currently has no on-going operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN [Continued]

raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2009 and 2008, the Company did not pay any compensation to its officers and directors.  During 2009 and 2008, Officers and Directors contributed services totaling $5,425 and $6,200 which have been accounted for as a contribution to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the years ended December 31, 2009 and 2008 these payments amounted to $17,870 and $26,174.  The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2009 and 2008 a balance of $56,864 and $38,994 is owed the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties. At December 31, 2009 and 2008 the balance payable was $11,324 and $6,364 respectively.  Interest expense to related parties amounted to $4,960 and $3,067 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2009	2008
Loss available to common shareholders (numerator)	$(37,007)	$(49,983)
Weighted average number of common shares outstanding during the period used in loss per share
(denominator)	368,200	368,200

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 18, 2010, the date that the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.

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

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Background and Business Experience

David C. Merrell, Director and President. Mr. Merrell is 50 years of age, since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans.  Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

Michael C. Brown, Secretary and Director.  Mr. Brown is 50 years old.  Since 1993, he has been a manager of an

Albertson’s food store in Salt Lake City, Utah.  Mr. Brown has also been a food broker for Kahe Sales for the past four years.

Previous Blank Check or Shell Company Experience

David C. Merrell

Name of Company	Date of filing	File Number	Status
Hull Energy, Inc. Resigned March 9, 2001	10/27/1999	033-30158-A	Not Current

Victory Energy Corp. Resigned April 14, 2003	1/12/2001	002-76219-NY	Not Current

Accesstel, Inc. Resigned December 16, 2003	1/03/2001	000-24459	Not Current

Integrated Healthcare Holdings Resigned November 18, 2003	12/16/1997	000-23511	Current

Advanced Cell Technology, Inc. Resigned January 31, 2005	5/14/2001 5/28/2003	333-60906 000-50295	Current

China Ruitai International Holdings Co, Ltd. Resigned September 18, 2006	9/14/2004	000-04494	Current

Vibrosaun International, Inc.	12/9/2008	000-53411	Current

MCT Holding Corporation	8/8/2008	000-53390	Current

Michael C. Brown

Name of Company	Date of filing	File Number	Status
Southwest Casino Corp. Resigned July 22, 2004	5/22/2002	000-50572	Current

Vibrosaun International, Inc.	12/9/2008	000-53411	Current

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2009, the following were filed timely:

Name	Type	Filed
David C. Merrell	Form 3	February 12, 2008
Michael Brown	Form 3	February 25, 2008

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to our 2008 Annual Report, in Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
David C. Merrell President, & Director	12/31/09 12/31/08 12/31/07	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Michel C. Brown, Secretary & Director	12/31/09 12/31/08 12/31/07	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David C. Merrell	None	None	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David C. Merrell	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009, and 2008:

Fee Category	2009	2008
Audit Fees	$8,400	$9,903
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$8,400	$9,903

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Initial Certificate of Incorporation , as amended	10-SB Registration Statement filed with the SEC on December 14, 2007
3.2	Amended and Restated Certificate of Incorporation	10-SB Registration Statement filed with the SEC on December 14, 2007
3.3	Bylaws	10-SB Registration Statement filed with the SEC on December 14, 2007
14	Code of Ethics	10K Annual Report for the year ended December 31, 2008
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by David C. Merrell, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael C. Brown, Secretary, Treasurer, CFO and Director
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

E.R.C. ENERGY RECOVERY CORPORATION

Date:	February 18, 2010	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E. R. C. ENERGY RECOVERY CORPORATION

Date:	February 18, 2010	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	February 18, 2010	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer, CFO and Director