Form 10-Q
period 2010-03-31
ERC ENERGY RECOVERY CORP
filed 2010-05-13
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 7, 2010 - 368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets -- March 31, 2010 (unaudited)

and December 31, 2009

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2010

and 2009 and from inception on October 24,

1979 through March 31, 2010

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2010

and 2009 and from inception on October 24,

1979 through March 31, 2010

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$91,169	$88,372
Advances from related party	63,553	56,864
Accrued interest - related party	12,793	11,324

Total Current Liabilities	167,515	156,560

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	272,625	270,725
Deficit accumulated during the development stage	(440,508)	(427,653)

Total Stockholders’ Equity (Deficit)	(167,515)	(156,560)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From Inception on October 24, 1979 through March 31,
	2010	2009	2010
REVENUE	$-	$-	$-

EXPENSES:
General and administrative	9,486	8,333	411,615
Non-cash contributed services	1,900	1,700	16,100
LOSS BEFORE OTHER INCOME (EXPENSE)	(11,386)	(10,033)	(427,715)

OTHER INCOME (EXPENSE):
Interest Expense	(1,469)	(1,043)	(12,793)

LOSS BEFORE INCOME TAXES	(12,855)	(11,076)	(440,508)

TAX EXPENSE	-	-	-

NET LOSS	$(12,855)	$(11,076)	$(440,508)

LOSS PER COMMON SHARE	$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception on October 24, 1979 through March 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(12,855)	$(11,076)	$(440,508)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	1,900	1,700	16,100
Changes in assets and liabilities:
Increase in accounts payable and advances from related Party	9,486	8,333	153,822
Increase in accrued interest - related party	1,469	1,043	12,793
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      None.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – E.R.C. Energy Recovery Corporation (“the Company”) was incorporated on October 24, 1979 in the State of Delaware for the purpose of providing accounting, personnel recruiting and general business consulting. Currently, the Company has no on-going operations.  The Company is considered to be a development stage Company.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to March 31, 2010 have been reclassified to conform to the headings and classifications used in the March 31, 2010 financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended March 31, 2010 and 2009, the Company did not pay any compensation to its officers and directors.  During the three month period ended March 31, 2010 and 2009, Officers and Directors contributed services totaling $1,900 and $1,700, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the three month periods ended March 31, 2010 and 2009 these payments amounted to $6,689 and $7,759, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At March 31, 2010 and December 31, 2009 a balance of $63,553 and $56,864, respectively, is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At March 31, 2010 and December 31, 2009 the accrued interest balance payable to related parties was $12,793 and $11,324, respectively.  Interest expense to related parties amounted to $1,469 and $1,043 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended
	March 31,
	2010	2009

Loss available to common shareholders
(numerator)	$ (12,855)	$ (11,076)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	368,200	368,200

Loss Per Common Share	$ (0.03)	$ (0.03)

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

NOTE 6 – SUBSEQUENT EVENTS

    The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2000

During the three months ended March 31, 2010, and 2009, we had no revenues.  General and Administrative expenses were $9,486 and $8,333 for the three months ended March 31, 2010, and 2009, respectively.  We had non-cash contributed services of $1,900 and $1,700 with an interest expense of $1,469 and $1,043 for the three months ended March 31, 2010, and 2009, for losses of $12,855 and $11,076, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. (Removed and Reserved).

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

E. R. C. Energy Recovery Corporation

Date:	May 13, 2010	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	May 13, 2010	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director