Form 10-Q
period 2010-06-30
ERC ENERGY RECOVERY CORP
filed 2010-08-13
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 9, 2010 - 368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets -- June 30, 2010 (unaudited)

and December 31, 2009

4

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2010

and 2009 and from inception on October 24,

1979 through June 30, 2010

5

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2010

and 2009 and from inception on October 24,

1979 through June 30, 2010

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2010	December 31, 2009
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$90,563	$88,372
Advances from related party	69,558	56,864
Accrued interest - related party	14,289	11,324

Total Current Liabilities	174,410	156,560

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	277,400	270,725
Deficit accumulated during the development stage	(452,178)	(427,653)

Total Stockholders’ Equity (Deficit)	(174,410)	(156,560)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception
					on October 24,
	For the Three Months Ended		For the Six Months Ended		1979, through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & administrative	5,399	4,303	14,885	12,635	417,014
Non-cash contributed services	4,775	850	6,675	2,550	20,875
Total Expenses	10,174	5,153	21,560	15,185	437,889
LOSS BEFORE OTHER INCOME (EXPENSE)	(10,174)	(5,153)	(21,560)	(15,185)	(437,889)
OTHER INCOME (EXPENSE):
Interest expense	(1,496)	(1,201)	(2,965)	(2,245)	(14,289)
LOSS BEFORE INCOME TAXES	(11,670)	(6,354)	(24,525)	(17,430)	(452,178)

TAX EXPENSE	-	-	-	-	-

NET LOSS	$ (11,670)	$ (6,354)	$ (24,525)	$ (17,430)	$ (452,178)

LOSS PER COMMON SHARE	$ (0.03)	$ (0.02)	$ (0.07)	$ (0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		From Inception on October 24, 1979 through June 30,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(24,525)	$(17,430)	$(452,178)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	6,675	2,550	20,875
Changes in assets and liabilities:
Increase in accounts payable and advances from related Party	14,885	12,635	159,221
Increase in accrued interest - related party	2,965	2,245	14,289
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2010:

Officers and Directors contributed services totaling $6,675 which have been accounted for as a capital contribution.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the six months ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to June 30, 2010 have been reclassified to conform to the headings and classifications used in the June 30, 2010 financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended June 30, 2010 and 2009, the Company did not pay any compensation to its officers and directors.  During the six month period ended June 30, 2010 and 2009, Officers and Directors contributed services totaling $6,675 and $2,550, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the six month periods ended June 30, 2010 and 2009 these payments amounted to $12,694 and $11,241, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At June 30, 2010 and December 31, 2009, a balance of $69,558 and $56,864, respectively is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At June 30, 2010 and December 31, 2009 the accrued interest balance payable to related parties was $14,289 and $11,324, respectively.  Interest expense to related parties amounted to $2,965 and $2,245 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Loss from continuing operations available to common shareholders
(numerator)	$ (11,670)	$ (6,354)	$ (24,525)	$ (17,430)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	368,200	368,200	368,200	368,200
Loss per common share	$ (0.03)	$ (0.02)	$ (0.07)	$ (0.05)

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2000

During the three months ended June 30, 2010, and 2009, we had no revenues.  General and Administrative expenses were $5,399 and $4,303 for the three months ended June 30, 2010, and 2009, respectively.  We had non-cash contributed services of $4,775 and $850 with an interest expense of $1,496 and $1,201 for the three months ended June 30, 2010, and 2009, for losses of $11,670 and $6,354, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2000

During the six months ended June 30, 2010, and 2009, we had no revenues.  General and Administrative expenses were $14,885 and $12,635 for the six months ended June 30, 2010, and 2009, respectively.  We had non-cash contributed services of $6,675 and $2,550 with an interest expense of $2,965 and $2,245 for the six months ended June 30, 2010, and 2009, for losses of $24,525 and $17,430, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Item 4.  Controls and Procedures.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

E. R. C. Energy Recovery Corporation

Date:	August 13, 2010	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	August 13, 2010	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director