Form 10-K
period 2010-12-31
ERC ENERGY RECOVERY CORP
filed 2011-03-31
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2010

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

The market value of the voting and non-voting common stock was $112.50 on the evaluation date, based on 112,500 shares held by non-affiliates.  Due to the extremely limited trading market for the Registrant’s common stock, these shares were arbitrarily valued at par value of one mill ($0.001) per share.

Outstanding Shares

As of March 14, 2011, the Registrant had 368,200 shares of common stock outstanding.

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

None; not applicable.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

ITEM 4:  (REMOVED AND RESERVED)

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2010 and 2009.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the third quarter of 2008.

Period	High	Low
January 1, 2009 through March 31, 2009	$0.01	$0.01

April 1, 2009 through June 30, 2009	$0.01	$0.01

July 1, 2009 through September 30, 2009	$0.01	$0.01

October 1, 2009 through December 31, 2009	$0.01	$0.01

January 1, 2010 through March 31, 2010	$0.01	$0.01

April 1, 2010 through June 30,2010	$0.01	$0.01

July 1, 2010 through September 30, 2010	$0.01	$0.01

October 1, 2010 through December 31, 2010	$0.01	$0.01

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

The following information is provided as of December 31, 2010:

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

During the last three years, we have not issued any unregistered securities.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources, and we are dependent upon our President, David C. Merrell, for the advancement of funds for our present business operations and payment of necessary expenses related to our state filings and SEC filings and related financial statements, among other miscellaneous expenses.  See the heading “Plan of Operations” above and Note 5 to our audited financial statements in Part II, Item 8.

Results of Operations

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

We had no material operations during the year ended December 31, 2010, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $26,705 for the December 31, 2010, year end, compared to $26,622 for the December 31, 2009, year end.  We had non-cash contributed services of $12,575 for the year ended December 31, 2010, compared to $5,425 for the previous year.  We had $6,631 in interest expense for the December 31, 2010, year end, compared to $4,960 for the December 31, 2009, year end.  We had a net loss of $45,911 for the year ended December 31, 2010, compared to a net loss of $37,007 for the year ended December 31, 2009.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports and registration statements with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2010

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

14

—

Balance Sheets

15

—

Statements of Operations

16

—

Statements of Stockholders’ Equity (Deficit)

17 - 19

—

Statements of Cash Flows

20

—

Notes to Financial Statements

21 - 25

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E.R.C. Energy Recovery Corporation

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of E.R.C. Energy Recovery Corporation (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.R.C. Energy Recovery Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations since inception and its current liabilities exceed its current assets.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 31, 2011

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$101,262	$88,372
Advances - related party	70,679	56,864
Accrued interest	17,955	11,324

Total Current Liabilities	189,896	156,560

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	283,300	270,725
Deficit accumulated during the development stage	(473,564)	(427,653)

Total Stockholders’ Equity (Deficit)	(189,896)	(156,560)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2010	2009	2010
REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	26,705	26,622	428,834
Non-cash contributed services	12,575	5,425	26,775
Total Operating Expenses	39,820	32,047	455,609

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(39,820)	(32,047)	(455,609)

OTHER EXPENSES:
Interest expense	(6,631)	(4,960)	(17,955)
Total Other Expenses	(6,631)	(4,960)	(17,955)

LOSS BEFORE INCOME TAXES	(45,911)	(37,007)	(473,564)

TAX EXPENSE	-	-	-

NET LOSS	$(45,911)	$(37,007)	$(473,564)

LOSS PER COMMON SHARE	$(0.12)	$(0.10)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2010

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

THROUGH DECEMBER 31, 2010

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2010

[Continued]

	Common Stock		Capital in Excess of Par	Deficit Accumulated During the Development
	Shares	Amount	Value	Stage
BALANCE, December 31, 2009	368,200	$368	$270,725	$(427,653)

Non-cash contributed services	-	-	12,575	-
Net loss for the year ended December 31, 2010	-	-	-	(45,911)
BALANCE, December 31, 2010	368,200	$368	$283,300	$(473,564)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(45,911)	$(37,007)	$(473,564)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	12,575	5,425	26,775
Changes in assets and liabilities:
Increase in accounts payable	26,705	26,622	171,041
Increase in accrued interest	6,631	4,960	17,955
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2010:

During 2010 Officer and Directors contributed services totaling $12,575 which have been accounted for as a capital contribution.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001.  There are no preferred shares issued and outstanding at December 31, 2010 and 2009.

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.001 par value. At December 31, 2010 and 2009, the Company had 368,200 shares of common stock issued and outstanding.

Stock Splits – On July 31, 1997, the Company affected a 1-for-400 reverse stock split. During November 2007 the Company affected a 1-for-150 reverse stock split followed by a simultaneous 100-for-1 stock dividend.  The company issued approximately 51,484 rounding shares as a result of these transactions.  The financial statements have been restated for all periods presented to reflect the stock splits and dividend.

NOTE 4 - INCOME TAXES

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010, and 2009.

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

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$64,850	52,509
Related Party Accruals	7,002	4,416
Valuation allowance	(71,852)	(56,925)
Net deferred tax asset	$-	$-

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Book Income	$(17,905)	$(14,433)
Contributed Services	4,904	2,116
Valuation allowance	13,001	12,317
Tax at Statutory rate	$-	$-

At December 31, 2010, the Company had net operating loss carryforwards of approximately $161,000 that may be offset against future taxable income from the year 2010 through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2010 and 2009, the Company did not pay any compensation to its officers and directors.  During 2010 and 2009, Officers and Directors contributed services totaling $12,575 and $5,425 which have been accounted for as a contribution to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the years ended December 31, 2010 and 2009 these payments amounted to $13,815 and $17,870.  The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2010 and 2009 a balance of $70,679 and $56,864 is owed the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties. At December 31, 2010 and 2009 the balance payable was $17,955 and $11,324 respectively.  Interest expense to related parties amounted to $6,631 and $4,960 for the years ended December 31, 2010 and 2009, respectively.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2010	2009
Loss available to common shareholders (numerator)	$(45,911)	$(37,007)
Weighted average number of common shares outstanding during the period used in loss per share
(denominator)	368,200	368,200

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2010, our internal controls over financial reporting were effective.

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

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
David C. Merrell	President and Director	1996	*
Michael C. Brown	Secretary, CFO and Director	1995	*

*

These persons presently serve in the capacities indicated.

Background and Business Experience

David C. Merrell, Director and President. Mr. Merrell is 51 years of age, since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans.  Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

Michael C. Brown, Secretary and Director.  Mr. Brown is 51 years old.  Since 1993, he has been a manager of an

Albertson’s food store in Salt Lake City, Utah.  Mr. Brown has also been a food broker for Kahe Sales for the past four years.

Previous Blank Check or Shell Company Experience

David C. Merrell

Name of Company	Date of filing	File Number	Status
Hull Energy, Inc. Resigned March 9, 2001	10/27/1999	033-30158-A	Not Current

Victory Energy Corp. Resigned April 14, 2003	1/12/2001	002-76219-NY	Not Current

Accesstel, Inc. Resigned December 16, 2003	1/03/2001	000-24459	Not Current

Integrated Healthcare Holdings Resigned November 18, 2003	12/16/1997	000-23511	Current

Advanced Cell Technology, Inc. Resigned January 31, 2005	5/14/2001 5/28/2003	333-60906 000-50295	Current

China Ruitai International Holdings Co, Ltd. Resigned September 18, 2006	9/14/2004	000-04494	Current

Vibrosaun International, Inc.	9/12/2008	000-53411	Current
Resigned September 17, 2010

Michael C. Brown

Name of Company	Date of filing	File Number	Status
Southwest Casino Corp. Resigned July 22, 2004	5/22/2002	000-50572	Not Current

Vibrosaun International, Inc.	12/9/2008	000-53411	Current
Resigned May 14, 2010

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Family Relationships

There are no family relationships between David C. Merrell and Michael C. Brown.

Involvement in Other Public Companies Registered Under the Exchange Act

David C. Merrell is also a director and an executive officer in MCT Holding Corporation, which files reports with the SEC under Section 13 of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2010 and 2009, the following were filed timely:

Name	Type	Filed
David C. Merrell	Form 3	February 12, 2008
Michael C. Brown	Form 3	February 25, 2008

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics was filed as an Exhibit to our 2008 Annual Report, referenced in Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
David C. Merrell President, & Director	12/31/10 12/31/09 12/31/08	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Michel C. Brown, Secretary & Director	12/31/10 12/31/09 12/31/08	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David C. Merrell	None	None	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David C. Merrell	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than 5% of our common stock as of the date hereof, respectively based upon 368,200 shares being outstanding:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Anthony Aversa	18,500	5.0%
Common Stock	George R. Brigliadoro	18,700	5.1%
Common Stock	Michael C. Brown	16,700	4.5%
Common Stock	Leonard W. Burningham	18,400	5.0%
Common Stock	David C. Merrell	183,400	50.0%
Total		255,700	69.4%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date hereof, respectively based upon 368,200 shares being outstanding:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Michael C. Brown	16,700	4.5%
Common Stock	David C. Merrell	183,400	50.0
Total (two persons)		200,100	54.5%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

A shareholder of the Company or entities related to the shareholder has paid expenses on behalf of the Company. For the years ended December 31, 2010 and 2009 these payments amounted to $13,815 and $17,870.  The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2010 and 2009 a balance of $70,679 and $56,864 is owed the related party.

The Company has imputed interest at 10% per annum on balances owing to related parties.  At December 31, 2010 and 2009 the balance payable was $17,955 and $11,324 respectively.  Interest expense to related parties amounted to $6,631 and $4,960 for the years ended December 31, 2010 and 2009, respectively.

Except as indicated above, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have any independent directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$9,000	$8,400
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$9,000	$8,400

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2010 contained in Item 8 above which are incorporated herein by this reference.

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

E.R.C. ENERGY RECOVERY CORPORATION

Date:	March 31, 2011	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E. R. C. ENERGY RECOVERY CORPORATION

Date:	March 31, 2011	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	March 31, 2011	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer, CFO and Director