Form 10-Q
period 2011-03-31
ERC ENERGY RECOVERY CORP
filed 2011-05-18
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 13, 2011 - 368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets, March 31, 2011 (unaudited)

and December 31, 2010

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2011

and 2010 and from inception on October 24,

1979 through March 31, 2011

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2011

and 2010 and from inception on October 24,

1979 through March 31, 2011

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2011	December 31, 2010
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$113,121	$101,262
Advances from related party	70,731	70,679
Accrued interest - related party	19,698	17,955

Total Current Liabilities	203,550	189,896

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	288,375	283,300
Deficit accumulated during the development stage	(492,293)	(473,564)

Total Stockholders’ Equity (Deficit)	(203,550)	(189,896)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2010 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From inception
			on October 24,
	For the Three Months Ended		1979, through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$ -	$ -	$ -

EXPENSES
General & administrative	11,911	9,486	440,745
Non-cash contributed services	5,075	1,900	31,850
Total Expenses	16,986	11,386	472,595
LOSS BEFORE OTHER INCOME (EXPENSE)	(16,986)	(11.386)	(472,595)
OTHER INCOME (EXPENSE):
Interest Expense – Related Party	(1,743)	(1,469)	(19,698)
LOSS BEFORE INCOME TAXES	(18,729)	(12,855)	(492,293)

TAX EXPENSE	-	-	-

NET LOSS	$ (18,729)	$ (12,855)	$ (492,293)

LOSS PER COMMON SHARE	$ (0.05)	$ (0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception on October 24, 1979 through March 31,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(18,729)	$(12,855)	$(492,293)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	5,075	1,900	31,850
Changes in assets and liabilities:
Increase in accounts payable and advances from related Party	11,911	9,486	182,952
Increase in accrued interest - related party	1,743	1,469	19,698
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to March 31, 2011 have been reclassified to conform to the headings and classifications used in the March 31, 2011 financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended March 31, 2011 and 2010, the Company did not pay any compensation to its officers and directors.  During the three month period ended March 31, 2011 and 2010, Officers and Directors contributed services totaling $5,075 and $1,900, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the three month periods ended March 31, 2011 and 2010 these payments amounted to $52 and $6,689, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At March 31, 2011 and December 31, 2010 a balance of $70,731 and $70,679, respectively, is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At March 31, 2011 and December 31, 2010 the accrued interest balance payable to related parties was $19,698 and $17,955, respectively.  Interest expense to related parties amounted to $1,743 and $1,469 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 4 – LOSS  PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended
	March 31,
	2011	2010

Loss available to common shareholders
(numerator)	$ (18,729)	$ (12,855)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	368,200	368,200

Loss Per Common Share	$ (0.05)	$ (0.03)

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

During the three months ended March 31, 2011, and 2010, we had no revenues.  General and Administrative expenses were $11,911 and $9,486 for the three months ended March 31, 2011, and 2010, respectively.  We had non-cash contributed services of $5,075 and $1,900 with an interest expense of $1,743 and $1,469 for the three months ended March 31, 2011, and 2010, for losses of $18,729 and $12,855, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

E. R. C. Energy Recovery Corporation

Date:	May 13, 2011	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	May 13, 2011	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director