Form 10-K/A
period 2010-12-31
ERC ENERGY RECOVERY CORP
filed 2011-06-28
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

See Part IV, Item 15.

EXPLANATORY NOTE:

We are amending our Form 10-K Annual Report for the year ended December 31, 2010, to include the attached updated Audit Report that expresses our auditor’s opinion on our cumulative financial statements from inception that was inadvertently left out and had been included in our auditor’s reports since the filing of our Form 10 Registration Statement, which was filed with the Securities and Exchange Commission on December 14, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E.R.C. Energy Recovery Corporation

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of E.R.C. Energy Recovery Corporation (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception of the development stage on October 24, 1979, through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.R.C. Energy Recovery Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception of the development stage on October 24, 1979, through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

E.R.C. ENERGY RECOVERY CORPORATION

Date:	June 28, 2011	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E. R. C. ENERGY RECOVERY CORPORATION

Date:	June 28, 2011	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	June 28, 2011	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer, CFO and Director

4