Form 10-Q
period 2011-06-30
ERC ENERGY RECOVERY CORP
filed 2011-08-15
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ].  The Company does not have a corporate Website.

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 5, 2011 - 368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2011

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets, June 30, 2011 (unaudited)

and December 31, 2010

4

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2011

and 2010 and from inception on October 24,

1979 through June 30, 2011

5

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2011

and 2010 and from inception on October 24,

1979 through June 30, 2011

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2011	December 31, 2010
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$108,070	$101,262
Advances from related party	83,299	70,679
Accrued interest - related party	21,627	17,955

Total Current Liabilities	212,996	189,896

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	298,550	283,300
Deficit accumulated during the development stage	(511,914)	(473,564)

Total Stockholders’ Equity (Deficit)	(212,996)	(189,896)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2010 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception
					on October 24,
	For the Three Months Ended		For the Six Months Ended		1979, through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & administrative	7,517	5,399	19,428	14,885	448,262
Non-cash contributed services	10,175	4,775	15,250	6,675	42,025
Total Expenses	17,692	10,174	34,678	21,560	490,287
LOSS BEFORE OTHER INCOME (EXPENSE)	(17,692)	(10,174)	(34,678)	(21,560)	(490,287)
OTHER INCOME (EXPENSE):
Interest Expense	(1,929)	(1,496)	(3,672)	(2,965)	(21,627)
LOSS BEFORE INCOME TAXES	(19,621)	(11,670)	(38,350)	(24,525)	(511,914)

TAX EXPENSE	-	-	-	-	-

NET LOSS	$ (19,621)	$ (11,670)	$ (38,350)	$ (24,525)	$ (511,914)

LOSS PER COMMON SHARE	$ (0.05)	$ (0.03)	$ (0.10)	$ (0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		From Inception on October 24, 1979 through June 30,
	2011	2010	2011
Cash Flows From Operating Activities:
NET LOSS	$(38,350)	$(24,525)	$(511,914)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	15,250	6,675	42,025
Changes in assets and liabilities:
Increase in accounts payable	6,808	2,191	107,170
Increase in advances from related party	12,620	12,694	83,299
Increase in accrued interest - related party	3,672	2,965	21,627
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2011:

Officers and Directors contributed services totaling $15,250 which have been accounted for as a capital contribution.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to June 30, 2011 have been reclassified to conform to the headings and classifications used in the June 30, 2011 financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended June 30, 2011 and 2010, the Company did not pay any compensation to its officers and directors.  During the six month period ended June 30, 2011 and 2010, Officers and Directors contributed services totaling $15,250 and $6,675, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the six month periods ended June 30, 2011 and 2010 these payments amounted to $12,620 and $12,694.  The Company has accounted for any such payments as advances payable to the related party. At June 30, 2011 and December 31, 2010 a balance of $83,299 and $70,679 is owing to the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At June 30, 2011 and December 31, 2010 the accrued interest balance payable to related parties was $21,627 and $17,955, respectively.  Interest expense to related parties amounted to $3,672 and $2,965 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Loss from continuing operations available to common shareholders
(numerator)	$ (19,621)	$ (11,670)	$ (38,350)	$ (24,525)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	368,200	368,200	368,200	368,200
Loss per common share	$ (0.05)	$ (0.03)	$ (0.10)	$ (0.07)

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

During the three months ended June 30, 2011, and 2010, we had no revenues.  General and Administrative expenses were $7,517 and $5,399 for the three months ended June 30, 2011, and 2010, respectively.  We had non-cash contributed services of $10,175 and $4,775 with an interest expense of $1,929 and $1,496 for the three months ended June 30, 2011, and 2010, for losses of $19,621 and $11,670, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

During the six months ended June 30, 2011, and 2010, we had no revenues.  General and Administrative expenses were $19,428 and $14,885 for the six months ended June 30, 2011, and 2010, respectively.  We had non-cash contributed services of $15,250 and $6,675 with an interest expense of $3,672 and $2,965 for the six months ended June 30, 2011, and 2010, for losses of $38,350 and $24,525, respectively.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

E. R. C. Energy Recovery Corporation

Date:	August 12, 2011	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	August 12, 2011	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director