Form 10-K/A
period 2010-12-31
ERC ENERGY RECOVERY CORP
filed 2011-08-25
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

5

—

Balance Sheets

6

—

Statements of Operations

7

—

Statements of Stockholders’ Equity (Deficit)

8 - 10

—

Statements of Cash Flows

11

—

Notes to Financial Statements

12 - 15

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

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 31, 2011

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2010	S	December 31, 2009
CURRENT ASSETS:
Cash	$-		$-

Total Current Assets	-		-

Total Assets	$-		$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$101,262		$88,372
Advances - related party	70,679		56,864
Accrued interest	17,955		11,324

Total Current Liabilities	189,896		156,560

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-		-
Common stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368		368
Capital in excess of par value	283,300		270,725
Deficit accumulated during the development stage	(473,564)		(427,653)

Total Stockholders’ Equity (Deficit)	(189,896)		(156,560)

Total Liabilities and Stockholders’ Equity (Deficit)	$-		$-

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

E.R.C. ENERGY RECOVERY CORPORATION

Date:	August 25, 2011	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E. R. C. ENERGY RECOVERY CORPORATION

Date:	August 25, 2011	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	August 25, 2011	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer, CFO and Director