Form 10-Q
period 2011-09-30
ERC ENERGY RECOVERY CORP
filed 2011-11-14
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53116

E. R. C. ENERGY RECOVERY CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	22-2301634
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10018 Falcon View Drive

Sandy, Utah  84092

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 7, 2011 - 368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets, September 30, 2011 (unaudited)

and December 31, 2010

4

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2011

and 2010 and from inception on October 24,

1979 through September 30, 2011

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2011

and 2010 and from inception on October 24,

1979 through September 30, 2011

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2011	December 31, 2010
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$108,286	$101,262
Advances from related party	87,983	70,679
Accrued interest - related party	23,792	17,955

Total Current Liabilities	220,061	189,896

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	308,075	283,300
Deficit accumulated during the development stage	(528,504)	(473,564)

Total Stockholders’ Equity (Deficit)	(220,061)	(189,896)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2010 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception
					on October 24,
	For the Three Months Ended		For the Nine Months Ended		1979, through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & administrative	4,900	5,213	24,328	20,098	453,162
Non-cash contributed services	9,525	2,875	24,775	9,550	51,550
Total Expenses	14,425	8,088	49,103	29,648	504,712
LOSS BEFORE OTHER INCOME (EXPENSE)	(14,425)	(8,088)	(49,103)	(29,648)	(504,712)
OTHER INCOME (EXPENSE):
Interest Expense	(2,165)	(1,757)	(5,837)	(4,722)	(23,792)
LOSS BEFORE INCOME TAXES	(16,590)	(9,845)	(54,940)	(34,370)	(528,504)

TAX EXPENSE	-	-	-	-	-

NET LOSS	$ (16,590)	$ (9,845)	$ (54,940)	$ (34,370)	$ (528,504)

LOSS PER COMMON SHARE	$ (0.05)	$ (0.03)	$ (0.15)	$ (0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		From Inception on October 24, 1979 through September 30,
	2011	2010	2011
Cash Flows From Operating Activities:
NET LOSS	$(54,940)	$(34,370)	$(528,504)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	24,775	9,550	51,550
Changes in assets and liabilities:
Increase in accounts payable	7,024	6,968	107,386
Increase in advances from related party	17,304	13,130	87,983
Increase in accrued interest - related party	5,837	4,722	23,792
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2011:

Officers and Directors contributed services totaling $24,775 which have been accounted for as a capital contribution.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to September 30, 2011 have been reclassified to conform to the headings and classifications used in the September 30, 2011 financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended September 30, 2011 and 2010, the Company did not pay any compensation to its officers and directors.  During the nine month period ended September 30, 2011 and 2010, Officers and Directors contributed services totaling $24,775 and $9,950, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the nine month periods ended September 30, 2011 and 2010 these payments amounted to $17,304 and $13,130.  The Company has accounted for any such payments as advances payable to the related party.  At September 30, 2011 and December 31, 2010 a balance of $87,983 and $70,679 is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At September 30, 2011 and December 31, 2010 the accrued interest balance payable to related parties was $23,792 and $17,955, respectively.  Interest expense to related parties amounted to $5,837 and $4,722 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Loss from continuing operations available to common shareholders
(numerator)	$ (16,590)	$ (9,845)	$ (54,940)	$ (34,370)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	368,200	368,200	368,200	368,200
Loss per common share	$ (0.05)	$ (0.03)	$ (0.15)	$ (0.09)

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

During the three months ended September 30, 2011 and 2010, we had no revenues.  General and Administrative expenses were $4,900 and $5,213 for the three months ended September 30, 2011 and 2010, respectively.  We had non-cash contributed services of $9,525 and $2,875 with an interest expense of $2,165 and $1,757 for the three months ended September 30, 2011 and 2010, for losses of $16,590 and $9,845, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011 and 2010, we had no revenues.  General and Administrative expenses were $24,328 and $20,098 for the nine months ended September 30, 2011 and 2010, respectively.  We had non-cash contributed services of $24,775 and $9,550 with an interest expense of $5,837 and $4,722 for the nine months ended September 30, 2011 and 2010, for losses of $54,940 and $34,370, respectively.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On August 22, 2011, we filed a Certificate of Correction with the Secretary of State of Delaware reflecting that the amendments to our Articles of Incorporation effected on July 18, 1997, and outlined in a Letter to Shareholders dated August 25, 2011, had been effected by written consent of shareholders of the Company owning in excess of a majority of our outstanding voting securities executed and delivered to the Company in the 60 day period commencing January 13, 1997, and subsequently approved by the Board of Directors on July 17, 1997, rather than having been adopted at a special meeting of the shareholders on January 6, 1997, as indicated in the Certificate of Amendment filed with the State of Delaware.  A review of our books and records in July, 2011, also reflected that through a factual mistake or error, the one share for 400 shares reverse split recapitalization reflected in these amendments was not included in the initial written consent of the majority shareholders who adopted these amendments, though Company records indicated that it had been discussed with and approved by the majority shareholders in the 60 day period commencing January 13, 1997.  In August, 2011, majority shareholders who had executed and delivered the initial written consent effecting these amendments and who could be located, executed and delivered a corrected written consent that included this recapitalization, which corrected consent and related correspondence confirmed that such recapitalization was in fact discussed; that the consent to effect such recapitalization was solicited by management at the time of the initial written consent; that the consenting shareholder had previously consented to such recapitalization at the time of the execution and delivery of the initial written consent; and that the respective consenting shareholders who executed and delivered the corrected written consent desired to amend their initial written consents to include such recapitalization as of its original effective date.  Although we were unable to contact all majority shareholders who executed and delivered the initial written consent, those whom we could locate and who did sign the corrected written consent held a majority of the outstanding voting securities that consented to the initial written consent.  See the 8-K Current Report of the Company dated August 22, 2011, and filed with the Securities and Exchange Commission on August 25, 2011, for additional information and a copy of the Certificate of Correction and the Letter to Shareholders.

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

E. R. C. Energy Recovery Corporation

Date:	November 14, 2011	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	November 14, 2011	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director