Form 10-K
period 2011-12-31
ERC ENERGY RECOVERY CORP
filed 2012-03-30
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2011

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files)  Yes [X]  No [  ] (the Registrant does not have a website)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

Outstanding Shares

As of March 6, 2012, the Registrant had 368,200 shares of common stock outstanding.

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

On August 22, 2011, we filed a Certificate of Correction with the Secretary of State of Delaware reflecting that the amendments to our Articles of Incorporation effected on July 18, 1997, and outlined in a letter to shareholders dated August 25, 2011, had been effected by written consent of shareholders of the Company owning in excess of a majority of the outstanding voting securities of the Company executed and delivered to the Company in the 60 day period commencing January 13, 1997, and subsequently approved by our Board of Directors on July 17, 1997, rather than having been adopted at a special meeting of the shareholders on January 6, 1997.  A review of the books and records of the Company in July, 2011, also reflected that through a factual mistake or error, the one share for 400 shares reverse split recapitalization reflected in these amendments was not included in the initial written consent of the majority shareholders who adopted these amendments, though Company records indicated that it had been discussed with and approved by the majority shareholders in the 60 day period commencing January 13, 1997.  In August, 2011, majority shareholders who had executed and delivered the initial written consent effecting these amendments and who could be located executed and delivered a corrected written consent that included this recapitalization, which corrected consent and related correspondence confirmed that such recapitalization was in fact discussed; that the consent to effect such recapitalization was solicited by management at the time of the initial written consent; that the consenting shareholder had previously consented to such recapitalization at the time of the execution and delivery of the initial written consent; and that the respective consenting shareholders who executed and delivered the corrected written consent desired to amend their initial written consents to include such recapitalization as of its original effective date.  A copy of the Certificate of Correction was attached to our Current Report on 8-K dated August 22, 2011 and filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2011.  See Part IV, Item 15.

Initial Public Offering

On October 24, 1979, we filed a Form 1-A Notification with the SEC under Regulation A promulgated by the SEC under Section 3(b) of the Securities Act of 1933, as amended (the “Securities Act”).

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

ITEM 4:  MINE SAFETY DISCLOSURES

None, not applicable.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2010 and 2009. These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC”, formerly known as the “National Quotation Bureau, LLC.”  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the third quarter of 2008.

Period	High	Low
January 1, 2010 through March 31, 2010	$0.01	$0.01

April 1, 2010 through June 30,2010	$0.01	$0.01

July 1, 2010 through September 30, 2010	$0.01	$0.01

October 1, 2010 through December 31, 2010	$0.01	$0.01

January 1, 2011 through March 31, 2011	$1.01	$1.01

April 1, 2011 through June 30,2011	$1.01	$1.01

July 1, 2011 through September 30, 2011	NONE	NONE

October 1, 2011 through December 31, 2011	$0.20	$0.20

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

The following information is provided as of December 31, 2011:

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2011, from the sale of registered securities.

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

Results of Operations

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

We had no material operations during the year ended December 31, 2011, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $31,577 for the December 31, 2011, year end, compared to $26,705 for the December 31, 2010, year end.  We had non-cash contributed services of $34,950 for the year ended December 31, 2011, compared to $12,575 for the previous year.  We had $8,071 in interest expense for the December 31, 2011, year end, compared to $6,631 for the December 31, 2010, year end.  We had a net loss of $74,598 for the year ended December 31, 2011, compared to a net loss of $45,911 for the year ended December 31, 2010.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports and registration statements with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2011

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

14

—

Balance Sheets

15

—

Statements of Operations

16

—

Statements of Stockholders’ Equity (Deficit)

17 - 19

—

Statements of Cash Flows

20

—

Notes to Financial Statements

21 - 25

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$113,503	$101,262
Advances - related party	90,015	70,679
Accrued interest	26,026	17,955

Total Current Liabilities	229,544	189,896

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	318,250	283,300
Deficit accumulated during the development stage	(548,162)	(473,564)

Total Stockholders’ Equity (Deficit)	(229,544	(189,896)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2011	2010	2011
REVENUE	$ -	$ -	$ -

OPERATING EXPENSES:
General and administrative	31,577	26,705	460,411
Non-cash contributed services	34,950	12,575	61,725
Total Operating Expenses	66,527	39,280	522,136

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(66,527)	(39,280)	(522,136)

OTHER EXPENSES:
Interest expense	(8,071)	(6,631)	(26,026)
Total Other Expenses	(8,071)	(6,631)	(26,026)

LOSS BEFORE INCOME TAXES	(74,598)	(45,911)	(548,162)

TAX EXPENSE	-	-	-

NET LOSS	$ (74,598)	$ (45,911)	$ (548,162)

LOSS PER COMMON SHARE	$ (0.20)	$ (0.12)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2011

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

THROUGH DECEMBER 31, 2011

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2011

[Continued]

	Common Stock		Capital in Excess of Par	Deficit Accumulated During the Development
	Shares	Amount	Value	Stage
BALANCE, December 31, 2009	368,200	$368	$270,725	$(427,653)

Non-cash contributed services	-	-	12,575	-
Net loss for the year ended December 31, 2010	-	-	-	(45,911)
BALANCE, December 31, 2010	368,200	$368	$283,300	$(473,564)

Non-cash contributed services	-	-	34,950	-
Net loss for the year ended December 31, 2011	-	-	-	(74,598)
BALANCE, December 31, 2011	368,200	$368	$318,250	$(548,162)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(74,598)	$(45,911)	$(548,162)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	34,950	12,575	61,725
Changes in assets and liabilities:
Increase in accounts payable	12,241	12,890	112,603
Increase in advances from related party	19,336	13,815	90,015
Increase in accrued interest	8,071	6,631	26,026
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2011:

During 2011 Officers and Directors contributed services totaling $34,950 which have been accounted for as a capital contribution.

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

Presentation – Certain balances in prior year financial statements have been adjusted to conform to the current year presentation.

Recently Enacted Accounting Standards –Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001. There are no preferred shares issued and outstanding at December 31, 2011 and 2010.

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.001 par value. At December 31, 2011 and 2010, the Company had 368,200 shares of common stock issued and outstanding.

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

NOTE 4 - INCOME TAXES

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011, and 2010.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$77,150	64,850
Related Party Accruals	10,150	7,002
Valuation allowance	(87,300)	(71,852)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Book Income	$(29,100)	$(17,905)
Contributed Services	13,600	4,904
Related Party Accruals	3,100	2,600
Valuation allowance	12,400	10,401
Tax at Statutory rate	$-	$-

At December 31, 2011, the Company had net operating loss carryforwards of approximately $193,000 that may be offset against future taxable income from the year 2012 through 2032.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2011 and 2010, the Company did not pay any compensation to its officers and directors.  During 2011 and 2010, Officers and Directors contributed services totaling $34,950 and $12,575 which have been accounted for as a contribution to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the years ended December 31, 2011 and 2010 these payments amounted to $19,336 and $13,815.  The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2011 and 2010 a balance of $90,015 and $70,679 is owed the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At December 31, 2011 and 2010 the balance payable was $26,026 and $17,955 respectively.  Interest expense to related parties amounted to $8,071 and $6,631 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2011	2010
Loss available to common shareholders (numerator)	$(74,598)	$(45,911)
Weighted average number of common shares outstanding during the period used in loss per share
(denominator)	368,200	368,200

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2010, our internal controls over financial reporting were effective.

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

Background and Business Experience

David C. Merrell, Director and President. Mr. Merrell is 52 years of age, since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans.  Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

Michael C. Brown, Secretary and Director.  Mr. Brown is 52 years old.  Since 1993, he has been a manager of an Albertson’s food store in Salt Lake City, Utah.  Mr. Brown has also been a food broker for Kahe Sales for the past four years.

Previous Blank Check or Shell Company Experience

David C. Merrell

Name of Company	Date of filing	File Number	Status
Hull Energy, Inc. Resigned March 9, 2001	10/27/1999	033-30158-A	Not Current

Victory Energy Corp. Resigned April 14, 2003	1/12/2001	002-76219-NY	Current

Accesstel, Inc. Resigned December 16, 2003	1/03/2001	000-24459	Not Current

Integrated Healthcare Holdings Resigned November 18, 2003	12/16/1997	000-23511	Current

Advanced Cell Technology, Inc. Resigned January 31, 2005	5/14/2001 5/28/2003	333-60906 000-50295	Current

China Ruitai International Holdings Co, Ltd. Resigned September 18, 2006	9/14/2004	000-04494	Current

Vibrosaun International, Inc.	9/12/2008	000-53411	FILED 15-12G
Resigned September 17, 2010

MCT Holding Corporation	8/27/2008	000-53390	Current
Resigned December 15, 2011

Michael C. Brown

Name of Company	Date of filing	File Number	Status
Southwest Casino Corp. Resigned July 22, 2004	5/22/2002	000-50572	FILED 15-12G

Vibrosaun International, Inc.	12/9/2008	000-53411	FILED 15-12G
Resigned May 14, 2010

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Family Relationships

There are no family relationships between David C. Merrell and Michael C. Brown.

Involvement in Other Public Companies Registered Under the Exchange Act

None of our officers of directors are involved with any other public companies that file reports with the SEC under Section 13 of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or

State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2011 and 2010, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
David C. Merrell President, & Director	12/31/11 12/31/10 12/31/09	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Michel C. Brown, Secretary & Director	12/31/11 12/31/10 12/31/09	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David C. Merrell	None	None	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David C. Merrell	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

A shareholder of the Company (David C. Merrell, our President and a director) or entities related to the shareholder have paid expenses on behalf of the Company. For the years ended December 31, 2011, and 2010, these payments amounted to $ 19,336 and $13,815, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2011, and 2010, a balance of $90,015 and $70,679 is owed the related party.

We have imputed interest at 10% per annum on balances owing to related parties.  At December 31, 2011, and 2010, the balance payable was $ 26,026 and $17,955, respectively.  Interest expense to related parties amounted to $8,071 and $6,631 for the years ended December 31, 2011, and 2010, respectively.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have any independent directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$9,000	$9,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$9,000	$9,000

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2011 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Initial Certificate of Incorporation , as amended	10-SB Registration Statement filed with the SEC on December 14, 2007
3.2	Amended and Restated Certificate of Incorporation	10-SB Registration Statement filed with the SEC on December 14, 2007
3.3	Bylaws	10-SB Registration Statement filed with the SEC on December 14, 2007
3.4	Certificate of Correction	Current Report dated August 22, 2011 filed with the SEC on August 25, 2011
14	Code of Ethics	10K Annual Report for the year ended December 31, 2008
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by David C. Merrell, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael C. Brown, Secretary, Treasurer, CFO and Director
32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by David C. Merrell President and Michael C. Brown, Secretary/Treasurer, CFO and Director.

99.1	Registration Agreement	10-SB Registration Statement filed with the SEC on December 14, 2007
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	XBRL Taxonomy Extension Schema Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E.R.C. ENERGY RECOVERY CORPORATION

Date:	March 28, 2012	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E. R. C. ENERGY RECOVERY CORPORATION

Date:	March 28, 2012	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	March 28, 2012	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer, CFO and Director