Form 10-K/A
period 2011-12-31
ERC ENERGY RECOVERY CORP
filed 2012-04-09
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

Documents Incorporated by Reference

See Part IV, Item 15.

EXPLANATORY NOTE:  We are amending our Annual Report on Form 10-K to include the Auditor's Report, which was erroneously omitted from the previously filed Annual Report that was filed on March 30, 2012.  There are no other changes to this amended Annual Report.

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

Statements of Operations

16

—

Statements of Stockholders’ Equity (Deficit)

17 - 19

—

Statements of Cash Flows

20

—

Notes to Financial Statements

21 - 25

HJ & ASSOCIATES, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

50 West Broadway, Suite 600
Salt Lake City, Utah 84101
(801) 328-4408
Fax (801) 328-4461
www.hjcpafirm.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
E.R.C. Energy Recovery Corporation (A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of E.R.C. Energy Recovery Corporation (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.R.C. Energy Recovery Corporation (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses in two of the past three years. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2012

An Independently Owned Member
McGLADREY ALLIANCE | McGladrey

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

E.R.C. ENERGY RECOVERY CORPORATION

Date:	April 9, 2012	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E. R. C. ENERGY RECOVERY CORPORATION

Date:	April 9, 2012	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	April 9, 2012	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer, CFO and Director