Form 10-Q
period 2012-03-31
ERC ENERGY RECOVERY CORP
filed 2012-05-14
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 1, 2012 - 368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2012

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets, March 31, 2012 (unaudited)

and December 31, 2011

4

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2012

and 2011 and from inception on October 24,

1979 through March 31, 2012

5

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2012

and 2011 and from inception on October 24,

1979 through March 31, 2012

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2012	December 31, 2011
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$119,951	$113,503
Advances from related party	93,373	90,015
Accrued interest - related party	28,334	26,026

Total Current Liabilities	241,658	229,544

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	324,850	318,250
Deficit accumulated during the development stage	(566,876)	(548,162)

Total Stockholders’ Equity (Deficit)	(241,658)	(229,544)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2011 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				From inception
				on October 24,
		For the Three Months Ended		1979, through
		March 31,		March 31,
		2012	2011	2012

REVENUES		$ -	$ -	$ -

EXPENSES
General & administrative		9,806	11,911	470,217
Non-cash contributed services	`	6,600	5,075	68,325
Total Expenses		16,406	16,986	538,542
LOSS BEFORE OTHER INCOME (EXPENSE)		(16,406)	(16,986)	(538,542)
OTHER INCOME (EXPENSE):
Interest Expense – Related Party		(2,308)	(1,743)	(28,334)
LOSS BEFORE INCOME TAXES		(18,714)	(18,729)	(566,876)

TAX EXPENSE		-	-	-

NET LOSS		$ (18,714)	$ (18,729)	$ (566,876)

LOSS PER COMMON SHARE		$ (0.05)	$ (0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception on October 24, 1979 through March 31,
	2012	2011	2012
Cash Flows From Operating Activities:
NET LOSS	$(18,714)	$(18,729)	$(566,876)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	6,600	5,075	68,325
Changes in assets and liabilities:
Increase in accounts payable	6,448	11,859	119,051
Increase in advances from related party	3,358	52	93,373
Increase in accrued interest - related party	2,308	1,743	28,334
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2012:

Officers and Directors contributed services totaling $6,600, which have been accounted for as a capital contribution.

For the three months ended March 31, 2011:

Officers and Directors contributed services totaling $5,075, which have been accounted for as a capital contribution.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to March 31, 2012 have been reclassified to conform to the headings and classifications used in the March 31, 2012 financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended March 31, 2012 and 2011, the Company did not pay any compensation to its officers and directors.  During the three month period ended March 31, 2012 and 2011, Officers and Directors contributed services totaling $6,600 and $5,075, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the three month periods ended March 31, 2012 and 2011 these payments amounted to $3,358 and $52, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At March 31, 2012 and December 31, 2011 a balance of $93,373 and $90,015, respectively, is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At March 31, 2012 and December 31, 2011 the accrued interest balance payable to related parties was $28,334 and $26,026, respectively.  Interest expense to related parties amounted to $2,308 and $1,743 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended
	March 31,
	2012	2011

Loss available to common shareholders
(numerator)	$ (18,714)	$ (18,729)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	368,200	368,200
Loss Per Common Share	$ (0.05)	$ (0.05)

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

During the three months ended March 31, 2012, and 2011, we had no revenues.  General and Administrative expenses were $9,806 and $11,911 for the three months ended March 31, 2012, and 2011, respectively.  We had non-cash contributed services of $6,600 and $5,075 with an interest expense of $2,308 and $1,743 for the three months ended March 31, 2012, and 2011, for losses of $18,714 and $18,729, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Mine Safety Disclosures.

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

E. R. C. Energy Recovery Corporation

Date:	May 11, 2012	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	May 11, 2012	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director