Form 10-Q
period 2012-09-30
ERC ENERGY RECOVERY CORP
filed 2012-11-14
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  October 30, 2012 - 368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2012

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets, September 30, 2012 (unaudited)

and December 31, 2011

4

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2012

and 2011 and from inception on October 24,

1979 through September 30, 2012

5

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2012

and 2011 and from inception on October 24,

1979 through September 30, 2012

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2012	December 31, 2011
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$123,312	$113,503
Advances from related party	101,885	90,015
Accrued interest - related party	33,332	26,026

Total Current Liabilities	258,529	229,544

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	337,950	318,250
Deficit accumulated during the development stage	(596,847)	(548,162)

Total Stockholders’ Equity (Deficit)	(258,529)	(229,544)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2011, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception
					on October 24,
	For the Three Months Ended		For the Nine Months Ended		1979, through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & administrative	5,699	4,900	21,679	24,328	482,090
Non-cash contributed services	7,400	9,525	19,700	24,775	81,425
Total Expenses	13,099	14,425	41,379	49,103	563,515
LOSS BEFORE OTHER INCOME (EXPENSE)	(13,099)	(14,425)	(41,379)	(49,103)	(563,515)
OTHER INCOME (EXPENSE):
Interest Expense	(2,548)	(2,165)	(7,306)	(5,837)	(33,332)
LOSS BEFORE INCOME TAXES	(15,647)	(16,590)	(48,685)	(54,940)	(596,847)

TAX EXPENSE	-	-	-	-	-

NET LOSS	$ (15,647)	$ (16,590)	$ (48,685)	$ (54,940)	$ (596,847)

LOSS PER COMMON SHARE	$ (0.04)	$ (0.05)	$ (0.13)	$ (0.15)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		From Inception on October 24, 1979 through September 30,
	2012	2011	2012
Cash Flows From Operating Activities:
NET LOSS	$(48,685)	$(54,940)	$(596,847)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	19,700	24,775	81,425
Changes in assets and liabilities:
Increase in accounts payable	9,809	7,024	122,412
Increase in advances from related party	11,870	17,304	101,885
Increase in accrued interest - related party	7,306	5,837	33,332
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2012:

Officers and Directors contributed services totaling $19,700, which have been accounted for as a capital contribution.

For the nine months ended September 30, 2011:

Officers and Directors contributed services totaling $24,775, which have been accounted for as a capital contribution.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to September 30, 2012 have been reclassified to conform to the headings and classifications used in the September 30, 2012 financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended September 30, 2012 and 2011, the Company did not pay any compensation to its officers and directors.  During the nine month period ended September 30, 2012 and 2011, Officers and Directors contributed services totaling $19,700 and $24,775, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the nine month periods ended September 30, 2012 and 2011 these payments amounted to $11,870 and $17,304, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At September 30, 2012 and December 31, 2011 a balance of $101,885 and $90,015, respectively, is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At September 30, 2012 and December 31, 2011 the accrued interest balance payable to related parties was $33,332 and $26,026, respectively.  Interest expense to related parties amounted to $7,306 and $5,837 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Loss available to common shareholders (numerator)	$(15,647)	$(16,590)	$(48,685)	$(54,940)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	368,200	368,200	368,200	368,200
LOSS PER COMMON SHARE	$(0.04)	$(0.05)	$(0.13)	$(0.15)

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

During the three months ended September 30, 2012, and 2011, we had no revenues.  General and Administrative expenses were $5,699 and $4,900 for the three months ended September 30, 2012, and 2011, respectively.  We had non-cash contributed services of $7,400 and $9,525 with an interest expense of $2,548 and $2,165 for the three months ended September 30, 2012, and 2011, for losses of $15,647 and $16,590, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

During the nine months ended September 30, 2012, and 2011, we had no revenues.  General and Administrative expenses were $21,679 and $24,328 for the nine months ended September 30, 2012, and 2011, respectively.  We had non-cash contributed services of $19,700 and $24,775 with an interest expense of $7,306 and $5,837 for the nine months ended September 30, 2012, and 2011, for losses of $48,685 and $54,940, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

E. R. C. Energy Recovery Corporation

Date:	November 14, 2012	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	November 14, 2012	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director