Form 10-K
period 2012-12-31
ERC ENERGY RECOVERY CORP
filed 2013-04-01
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2012

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

Outstanding Shares

As of March 31, 2013, the Registrant had 368,200 shares of common stock outstanding.

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in Securities and Exchange Commission filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in Securities and Exchange Commission filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2012 and 2011.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC”, formerly known as the “National Quotation Bureau, LLC.”  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the third quarter of 2008.

Period	High	Low
January 1, 2011 through March 31, 2011	$1.01	$1.01

April 1, 2011 through June 30,2011	$1.01	$1.01

July 1, 2011 through September 30, 2011	NONE	NONE

October 1, 2011 through December 31, 2011	$0.20	$0.20

January 1, 2012 through March 31, 2012	$0.20	$0.20

April 1, 2012 through June 30,2012	$0.50	$0.20

July 1, 2012 through September 30, 2012	$0.20	$0.20

October 1, 2012 through December 31, 2012	$0.20	$0.20

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

However, we did declare a stock dividend of 100 for 1 in November, 2007, as part of our Recapitalization referenced above under the heading “Business Development” of Item 1.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following information is provided as of December 31, 2012:

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2012, from the sale of registered securities.

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

Results of Operations

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

We had no material operations during the year ended December 31, 2012, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $27,553 for the December 31, 2012, year end, compared to $31,577 for the December 31, 2011, year end.  We had non-cash contributed services of $29,750 for the year ended December 31, 2012, compared to $34,950 for the previous year.  We had $9,874 in interest expense for the December 31, 2012, year end, compared to $8,071 for the December 31, 2011, year end.  We had a net loss of $67,177 for the year ended December 31, 2012, compared to a net loss of $74,598 for the year ended December 31, 2011.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports and registration statements with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2012

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

15

—

Balance Sheets

16

—

Statements of Operations

17

—

Statements of Stockholders’ Equity (Deficit)

18 - 20

—

Statements of Cash Flows

21

—

Notes to Financial Statements

22 - 25

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E.R.C. Energy Recovery Corporation (A Development Stage Company)

We have audited the accompanying balance sheets of E.R.C. Energy Recovery Corporation (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception of the development stage on October 24, 1979 through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.R.C. Energy Recovery Corporation (A Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and from inception of the development stage on October 24, 1979 through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses every year in the past three years.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 1, 2013

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2012	S	December 31, 2011
CURRENT ASSETS:
Cash	$-		$-

Total Current Assets	-		-

Total Assets	$-		$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts and other payables	$129,186		$113,503
Advances - related party	101,885		90,015
Accrued interest	35,900		26,026

Total Current Liabilities	266,971		229,544

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-		-
Common stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368		368
Capital in excess of par value	348,000		318,250
Deficit accumulated during the development stage	(615,339)		(548,162)

Total Stockholders’ Equity (Deficit)	(266,971)		(229,544)

Total Liabilities and Stockholders’ Equity (Deficit)	$-		$-

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December
	2012	2011	31, 2012
REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	27,553	31,577	487,964
Non-cash contributed services	29,750	34,950	91,475
Total Operating Expenses	57,303	66,527	579,439

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(57,303)	(66,527)	(579,439)

OTHER INCOME (EXPENSES):
Interest expense	(9,874)	(8,071)	(35,900)
Total Other Expenses	(9,874)	(8,071)	(35,900)

LOSS BEFORE INCOME TAXES	(67,177)	(74,598)	(615,339)

TAX EXPENSE	-	-	-

NET LOSS	$(67,177)	$(74,598)	$(615,339)

LOSS PER COMMON SHARE	$(0.18)	$(0.20)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2012

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

THROUGH DECEMBER 31, 2012

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2012

[Continued]

	Common Stock		Capital in Excess of Par	Deficit Accumulated During the Development
	Shares	Amount	Value	Stage
BALANCE, December 31, 2009	368,200	$368	$270,725	$(427,653)

Non-cash contributed services	-	-	12,575	-
Net loss for the year ended December 31, 2010	-	-	-	(45,911)
BALANCE, December 31, 2010	368,200	$368	$283,300	$(473,564)

Non-cash contributed services	-	-	34,950	-
Net loss for the year ended December 31, 2011	-	-	-	(74,598)
BALANCE, December 31, 2011	368,200	$368	$318,250	$(548,162)

Non-cash contributed services	-	-	29,750	-
Net loss for the year ended December 31, 2012	-	-	-	(67,177)
BALANCE, December 31, 2012	368,200	$368	$348,000	$(615,339)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(67,177)	$(74,598)	$(615,339)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	29,750	34,950	91,475
Changes in assets and liabilities:
Increase in accounts payable	15,683	12,241	128,286
Increase in advances from related party	11,870	19,336	101,885
Increase in accrued interest	9,874	8,071	35,900
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2012:

During 2012 Officers and Directors contributed services totaling $29,750 which have been accounted for as a capital contribution.

For the year ended December 31, 2011:

During 2011 Officer and Directors contributed services totaling $34,950 which have been accounted for as a capital contribution.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2013-3 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001.  There are no preferred shares issued and outstanding at December 31, 2012 and 2011.

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.001 par value. At December 31, 2012 and 2011, the Company had 368,200 shares of common stock issued and outstanding.

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

NOTE 4 - INCOME TAXES

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012, and 2011.

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

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$85,985	75,239
Related Party Accruals	14,001	10,150
Valuation allowance	(99,986)	(85,389)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Book Income	$(26,199)	$(29,093)
Contributed Services	11,602	13,630
Valuation allowance	14,597	15,463
Tax at Statutory rate	$-	$-

At December 31, 2012, the Company had net operating loss carryforwards of approximately $220,000 that may be offset against future taxable income from the year 2013 through 2033.  No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2012 and 2011, the Company did not pay any compensation to its officers and directors.  During 2012 and 2011, Officers and Directors contributed services totaling $29,750 and $34,950 which have been accounted for as a contribution to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the years ended December 31, 2012 and 2011 these payments amounted to $11,870 and $19,336.  The Company has accounted for any such payments as advances payable to the related party. At December 31, 2012 and 2011, a balance of $101,885 and $90,015 is owed the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At December 31, 2012 and 2011 the balance payable was $35,900 and $26,026 respectively.  Interest expense to related parties amounted to $9,874 and $8,071 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Loss available to common shareholders (numerator)	$(67,177)	$(74,598)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	368,200	368,200

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2012, our internal controls over financial reporting were effective.

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

Background and Business Experience

David C. Merrell, Director and President. Mr. Merrell is 53 years of age, since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans.  Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

Michael C. Brown, Secretary and Director.  Mr. Brown is 53 years old.  Since 1993, he has been a manager of an Albertson’s food store in Salt Lake City, Utah.  Mr. Brown has also been a food broker for Kahe Sales for the past five years.

Previous Blank Check or Shell Company Experience

David C. Merrell

Name of Company	Date of filing	File Number	Status
Hull Energy, Inc. Resigned March 9, 2001	10/27/1999	033-30158-A	FILED 15-15D

Victory Energy Corp. Resigned April 14, 2003	1/12/2001	002-76219-NY	Current

Accesstel, Inc. Resigned December 16, 2003	1/03/2001	000-24459	Not Current

Integrated Healthcare Holdings Resigned November 18, 2003	12/16/1997	000-23511	Current

Advanced Cell Technology, Inc. Resigned January 31, 2005	5/14/2001 5/28/2003	333-60906 000-50295	Current

China Ruitai International Holdings Co, Ltd. Resigned September 18, 2006	9/14/2004	000-04494	Not Current

Vibrosaun International, Inc.	9/12/2008	000-53411	FILED 15-12G
Resigned September 17, 2010

Dakota Plains Holdings, Inc.	8/27/2008	000-53390	Current
Resigned December 15, 2011

Michael C. Brown

Name of Company	Date of filing	File Number	Status
Southwest Casino Corp. Resigned July 22, 2004	5/22/2002	000-50572	FILED 15-12G

Vibrosaun International, Inc.	12/9/2008	000-53411	FILED 15-12G
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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2012 and 2011, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
David C. Merrell President, & Director	12/31/12 12/31/11 12/31/10	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Michel C. Brown, Secretary & Director	12/31/12 12/31/11 12/31/10	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David C. Merrell	None	None	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David C. Merrell	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

A shareholder of the Company (David C. Merrell, our President and a director) or entities related to the shareholder have paid expenses on behalf of the Company. For the years ended December 31, 2012, and 2011, these payments amounted to $11,870 and $19,336, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2012, and 2011, a balance of $101,885 and $90,015 is owed the related party.

We have imputed interest at 10% per annum on balances owing to related parties.  At December 31, 2012, and 2011, the balance payable was $35,900 and $26,026, respectively.  Interest expense to related parties amounted to $9,874 and $8,071 for the years ended December 31, 2012, and 2011, respectively.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have any independent directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012, and 2011:

Fee Category	2012	2011
Audit Fees	$10,500	$9,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$10,500	$9,000

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2012 contained in Item 8 above which are incorporated herein by this reference.

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

E.R.C. ENERGY RECOVERY CORPORATION

Date:	April 1, 2013	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E. R. C. ENERGY RECOVERY CORPORATION

Date:	April 1, 2013	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	April 1, 2013	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer, CFO and Director