Form 10-Q
period 2013-03-31
ERC ENERGY RECOVERY CORP
filed 2013-05-14
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 1, 2013 - 368,200 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “ERC,” the “Company,” “we,” “us,” “our” and words of similar import refer to E. R. C. Energy Recovery Corporation, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as amended by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with these new or revised accounting standards. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2013

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets, March 31, 2013 (unaudited)

and December 31, 2012

5

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2013

and 2012 and from inception on October 24,

1979 through March 31, 2013

6

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2013

and 2012 and from inception on October 24,

1979 through March 31, 2013

7

—

Notes to Unaudited Condensed Financial Statements

8 - 10

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2013	December 31, 2012
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$142,857	$129,186
Advances from related party	101,885	101,885
Accrued interest - related party	38,412	35,900

Total Current Liabilities	283,154	266,971

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	353,550	348,000
Deficit accumulated during the development stage	(637,072)	(615,339)

Total Stockholders’ Equity (Deficit)	(283,154)	(266,971)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2012 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From inception
			on October 24,
	For the Three Months Ended		1979, through
	March 31,		March 31,
	2013	2012	2013

REVENUES	$ -	$ -	$ -

EXPENSES
General & administrative	13,671	9,806	501,635
Non-cash contributed services	5,550	6,600	97,025
Total Expenses	19,221	16,406	598,660
LOSS BEFORE OTHER INCOME (EXPENSE)	(19,221)	(16,406)	(598,660)
OTHER INCOME (EXPENSE):
Interest Expense – Related Party	(2,512)	(2,308)	(38,412)
LOSS BEFORE INCOME TAXES	(21,733)	(18,714)	(637,072)

TAX EXPENSE	-	-	-

NET LOSS	$ (21,733)	$ (18,714)	$ (637,072)

LOSS PER COMMON SHARE	$ (0.06)	$ (0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception on October 24, 1979 through March 31,
	2013	2012	2013
Cash Flows From Operating Activities:
NET LOSS	$(21,733)	$(18,714)	$(637,072)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	5,550	6,600	97,025
Changes in assets and liabilities:
Increase in accounts payable	13,671	6,448	141,957
Increase in advances from related party	-	3,358	101,885
Increase in accrued interest - related party	2,512	2,308	38,412
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2013:

Officers and Directors contributed services totaling $5,550, which have been accounted for as a capital contribution.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to March 31, 2013 have been reclassified to conform to the headings and classifications used in the March 31, 2013 financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended March 31, 2013 and 2012, the Company did not pay any compensation to its officers and directors.  During the three month period ended March 31, 2013 and 2012, Officers and Directors contributed services totaling $5,550 and $6,600, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the three month periods ended March 31, 2013 and 2012 these payments amounted to $0.00 and $3,358, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At March 31, 2013 and December 31, 2012 a balance of $101,885 and $101,885, respectively, is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At March 31, 2013 and December 31, 2012 the accrued interest balance payable to related parties was $38,412 and $35,900, respectively.  Interest expense to related parties amounted to $2,512 and $2,308 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Loss available to common shareholders (numerator)	$(21,733)	$(18,714)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	368,200	368,200
LOSS PER COMMON SHARE	$(0.06)	$(0.05)

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

During the three months ended March 31, 2013, and 2012, we had no revenues.  General and Administrative expenses were $13,671 and $9,806 for the three months ended March 31, 2013, and 2012, respectively.  We had non-cash contributed services of $5,550 and $6,600 with an interest expense of $2,512 and $2,308 for the three months ended March 31, 2013, and 2012, for losses of $21,733 and $18,714, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

E. R. C. Energy Recovery Corporation

Date:	May 14, 2013	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	May 14, 2013	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director