Form 10-Q
period 2013-06-30
ERC ENERGY RECOVERY CORP
filed 2013-08-13
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 12, 2013 - 368,200 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “ERC,” the “Company,” “we,” “us,” “our” and words of similar import refer to E. R. C. Energy Recovery Corporation, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

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

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets, June 30, 2013 (unaudited)

and December 31, 2012

5

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2013

and 2012 and from inception on October 24,

1979 through June 30, 2013

6

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2013

and 2012 and from inception on October 24,

1979 through June 30, 2013

7

—

Notes to Unaudited Condensed Financial Statements

8 - 10

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2013	December 31, 2012
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$129,425	$129,186
Advances from related party	101,885	101,885
Accrued interest - related party	40,952	35,900

Total Current Liabilities	272,262	266,971

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	367,225	348,000
Deficit accumulated during the development stage	(639,855)	(615,339)

Total Stockholders’ Equity (Deficit)	(272,262)	(266,971)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2012 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception
					on October 24,
	For the Three Months Ended		For the Six Months Ended		1979, through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & administrative	6,394	6,174	20,065	15,980	508,029
Non-cash contributed services	13,675	5,700	19,225	12,300	110,700
Total Expenses	20,069	11,874	39,290	28,280	618,729
LOSS BEFORE OTHER INCOME (EXPENSE)	(20,069)	(11,874)	(39,290)	(28,280)	(618,729)
OTHER INCOME (EXPENSE):
Gain on Forgiveness of debt	19,826	-	19,826	-	19,826
Interest Expense	(2,540)	(2,450)	(5,052)	(4,758)	(40,952)
Total Other Income (expense)	17,286	(2,450)	14,774	(4,758)	(21,126)
LOSS BEFORE INCOME TAXES	(2,783)	(14,324)	(24,516)	(33,038)	(639,855)

TAX EXPENSE	-	-	-	-	-

NET LOSS	$ (2,783)	$ (14,324)	$ (24,516)	$ (33,038)	$ (639,855)

LOSS PER COMMON SHARE	$ (0.01)	$ (0.04)	$ (0.07)	$ (0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		From Inception on October 24, 1979 through June 30,
	2013	2012	2013
Cash Flows From Operating Activities:
NET LOSS	$(24,516)	$(33,038)	$(639,855)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	19,225	12,300	110,700
Changes in assets and liabilities:
Increase in accounts payable	239	5,110	128,525
Increase in advances from related party	-	10,870	101,885
Increase in accrued interest - related party	5,052	4,758	40,952
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2013:

Officers and Directors contributed services totaling $19,225, which have been accounted for as a capital contribution.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the six months ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to June 30, 2013 have been reclassified to conform to the headings and classifications used in the June 30, 2013 financial statements.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended June 30, 2013 and 2012, the Company did not pay any compensation to its officers and directors.  During the six month periods ended June 30, 2013 and 2012, Officers and Directors contributed services totaling $19,225 and $12,300, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the six month periods ended June 30, 2013 and 2012 these payments amounted to $0 and $10,870, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At June 30, 2013 and December 31, 2012 a balance of $101,885 and $101,885, respectively, is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At June 30, 2013 and December 31, 2012 the accrued interest balance payable to related parties was $40,952 and $35,900, respectively.  Interest expense to related parties amounted to $5,052 and $4,758 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Loss available to common shareholders (numerator)	$(2,783)	$(14,324)	$(24,516)	$(33,038)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	368,200	368,200	368,200	368,200
LOSS PER COMMON SHARE	$(0.01)	$(0.04)	$(0.07)	$(0.09)

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – OTHER INCOME (EXPENSE)

In connection with an unsuccessful business acquisition, the company recorded a gain on forgiveness of debt in the amount of $19,826.

NOTE 7 - SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

During the three months ended June 30, 2013, and 2012, we had no revenues.  General and Administrative expenses were $6,394 and $6,174 for the three months ended June 30, 2013, and 2012, respectively.  We had a one time gain on forgiveness of debt of $19,826 and had non-cash contributed services of $13,675 and $5,700 with an interest expense of $2,540 and $2,450 for the three months ended June 30, 2013, and 2012, for losses of $2,783 and $14,324, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

During the six months ended June 30, 2013, and 2012, we had no revenues.  General and Administrative expenses were $20,065 and $15,980 for the six months ended June 30, 2013, and 2012, respectively.  We had a one time gain on forgiveness of debt of $19,826 and had  non-cash contributed services of $19,225 and $12,300 with an interest expense of $5,052 and $4,758 for the six months ended June 30, 2013, and 2012, for losses of $24,516 and $33,038, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

E. R. C. Energy Recovery Corporation

Date:	August 13, 2013	By:	/s/David C. Merrell
David C. Merrell, President and Director

Date:	August 13, 2013	By:	/s/Michael C. Brown
Michael C. Brown ,Secretary, Treasurer, CFO, and Director