Form 10-K
period 2013-12-31
ERC ENERGY RECOVERY CORP
filed 2014-04-14
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2013

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

Outstanding Shares

As of April 2, 2014, the Registrant had 368,200 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

REFERENCES

In this Annual Report, references to “E.R.C. Energy Recovery Corporation,” “E.R.C.,” the “Company,” “we,” “us,” “our” and words of similar import) refer to E.R.C. Energy Recovery Corporation, the Registrant.

FORWARD LOOKING STATEMENTS

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2013 and 2012.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC”, formerly known as the “National Quotation Bureau, LLC.”  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the third quarter of 2008.

Period	High	Low
January 1, 2012 through March 31, 2012	$0.20	$0.20

April 1, 2012 through June 30,2012	$0.50	$0.20

July 1, 2012 through September 30, 2012	$0.20	$0.20

October 1, 2012 through December 31, 2012	$0.20	$0.20

January 1, 2013 through March 31, 2013	$0.20	$0.20

April 1, 2013 through June 30,2013	$0.20	$0.20

July 1, 2013 through September 30, 2013	$0.25	$0.20

October 1, 2013 through December 31, 2013	$0.25	$0.25

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Section 4(a)(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(a)(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c) (1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(a)(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”  The current position of the SEC that is contained in Securities Act Release No. 33-8899, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(a)(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

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

The following information is provided as of December 31, 2013:

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2013, from the sale of registered securities.

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

Results of Operations

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

We had no material operations during the year ended December 31, 2013, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $33,112 for the December 31, 2013, year end, compared to $27,553 for the December 31, 2012, year end.  We had non-cash contributed services of $40,525 for the year ended December 31, 2013, compared to $29,750 for the previous year.  We had a gain on forgiveness of debt of $19,826 for the year ended December 31, 2013 and $10,235 in interest expense for the December 31, 2013, year end, compared to $9,874 for the December 31, 2012, year end for a net loss of $64,046 for the year ended December 31, 2013, compared to a net loss of $67,177 for the year ended December 31, 2012.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports and registration statements with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

E.R.C. Energy Recovery Corporation

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of E.R.C. Energy Recovery Corporation (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended from inception of the development stage on October 24, 1979 through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.R.C. Energy Recovery Corporation (A Development Stage Company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and from inception of the development stage on October 24, 1979 through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 14, 2014

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$140,945	$129,186
Advances - related party	103,412	101,885
Accrued interest	46,135	35,900

Total Current Liabilities	290,492	266,971

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	388,525	348,000
Deficit accumulated during the development stage	(679,385)	(615,339)

Total Stockholders’ Equity (Deficit)	(290,492)	(266,971)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2013	2012	2013
REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	33,112	27,553	521,076
Non-cash contributed services	40,525	29,750	132,000
Total Operating Expenses	73,637	57,303	653,076

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(73,637)	(57,303)	(653,076)

OTHER EXPENSES:
Gain on Forgiveness of debt	19,826	-	19,826
Interest expense	(10,235)	(9,874)	(46,135)
Total Other Expenses	9,591	(9,874)	(26,309)

LOSS BEFORE INCOME TAXES	(64,046)	(67,177)	(679,385)

TAX EXPENSE	-	-	-

NET LOSS	$(64,046)	$(67,177)	$(679,385)

LOSS PER COMMON SHARE	$(0.17)	$(0.18)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2013

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

THROUGH DECEMBER 31, 2013

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 24, 1979

THROUGH DECEMBER 31, 2013

[Continued]

	Common Stock		Capital in Excess of Par	Deficit Accumulated During the Development
	Shares	Amount	Value	Stage
BALANCE, December 31, 2009	368,200	$368	$270,725	$(427,653)

Non-cash contributed services	-	-	12,575	-
Net loss for the year ended December 31, 2010	-	-	-	(45,911)
BALANCE, December 31, 2010	368,200	368	283,300	(473,564)

Non-cash contributed services	-	-	34,950	-
Net loss for the year ended December 31, 2011	-	-	-	(74,598)
BALANCE, December 31, 2011	368,200	368	318,250	(548,162)

Non-cash contributed services	-	-	29,750	-
Net loss for the year ended December 31, 2012	-	-	-	(67,177)
BALANCE, December 31, 2012	368,200	368	348,000	(615,339)

Non-cash contributed services	-	-	40,525	-
Net loss for the year ended December 31, 2013	-	-	-	(64,046)
BALANCE, December 31, 2013	368,200	$368	$388,525	$(679,385)

The accompanying notes are an integral part of these financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Inception on October 24, 1979 through December 31,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(64,046)	$(67,177)	$(679,385)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	40,525	29,750	132,000
Changes in assets and liabilities:
Increase in accounts payable	31,585	15,683	159,871
Increase in advances from related party	1,527	11,870	103,412
Increase in accrued interest	10,235	9,874	46,135
Gain on forgiveness of debt	(19,826)	-	(19,826)
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2013:

During 2013 Officers and Directors contributed services totaling $40,525 which have been accounted for as a capital contribution.

For the year ended December 31, 2012:

During 2012 Officer and Directors contributed services totaling $29,750 which have been accounted for as a capital contribution.

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

Recently Enacted Accounting Standards – The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

Recent Accounting Standards Updates (“ASU”) through ASU No. 2014-7 contains technical corrections to existing guidance or affects guidance to specialized industries.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - CAPITAL STOCK

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001.  There are no preferred shares issued and outstanding at December 31, 2013 and 2012.

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.001 par value. At December 31, 2013 and 2012, the Company had 368,200 shares of common stock issued and outstanding.

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

NOTE 4 - INCOME TAXES

The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013, and 2012.

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$91,166	85,985
Related Party Accruals	17,993	14,001
Valuation allowance	(109,159)	(99,986)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Book Income	$(24,800)	$(26,199)
Contributed Services	15,805	11,602
Related Party Accruals	4,000	-
State Taxes	(200)	-
Valuation allowance	5,195	14,597
Tax at Statutory rate	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards of approximately $235,000 that may be offset against future taxable income from the year 2014 through 2034.  No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2013 and 2012, the Company did not pay any compensation to its officers and directors.  During 2013 and 2012, Officers and Directors contributed services totaling $40,525 and $29,750 which have been accounted for as a contribution to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the years ended December 31, 2013 and 2012 these payments amounted to $1,527 and $11,870.  The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2013 and 2012 a balance of $103,412 and $101,885 is owed the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At December 31, 2013 and 2012 the balance payable was $46,135 and $35,900 respectively.  Interest expense to related parties amounted to $10,235 and $9,874 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Loss available to common shareholders (numerator)	$(64,046)	$(67,177)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	368,200	368,200
Loss per common share	$(0.17)	$(0.18)

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2013, our internal controls over financial reporting were effective.

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

Background and Business Experience

David C. Merrell, Director and President. Mr. Merrell is 54 years of age, since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans.  Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

Michael C. Brown, Secretary and Director.  Mr. Brown is 54 years old.  Since 1993, he has been a manager of an Albertson’s food store in Salt Lake City, Utah.  Mr. Brown has also been a food broker for Kahe Sales for the past five years.

Previous Blank Check or Shell Company Experience

David C. Merrell

Name of Company	Date of filing	File Number	Status
Hull Energy, Inc. Resigned March 9, 2001	10/27/1999	033-30158-A	FILED 15-15D

Victory Energy Corp. Resigned April 14, 2003	1/12/2001	002-76219-NY	Current

Accesstel, Inc. Resigned December 16, 2003	1/03/2001	000-24459	REVOKED

Integrated Healthcare Holdings Resigned November 18, 2003	12/16/1997	000-23511	FILED 15-12G

Advanced Cell Technology, Inc. Resigned January 31, 2005	5/14/2001 5/28/2003	333-60906 000-50295	Current

China Ruitai International Holdings Co, Ltd. Resigned September 18, 2006	9/14/2004	000-04494	REVOKED

Vibrosaun International, Inc.	9/12/2008	000-53411	FILED 15-12G
Resigned September 17, 2010

Dakota Plains Holdings, Inc.	8/27/2008	000-53390	Current
Resigned December 15, 2011

Michael C. Brown

Name of Company	Date of filing	File Number	Status
Southwest Casino Corp. Resigned July 22, 2004	5/22/2002	000-50572	FILED 15-12G

Vibrosaun International, Inc.	12/9/2008	000-53411	FILED 15-12G
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

Involvement in Certain Legal Proceedings

During the past ten years, and except for the personal bankruptcy filing of David C. Merrell, our President and a director, in 2012, no director, promoter or control person:

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

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2013 and 2012, applicable forms were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
David C. Merrell President, & Director	12/31/13 12/31/12 12/31/11	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Michel C. Brown, Secretary & Director	12/31/13 12/31/12 12/31/11	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David C. Merrell	None	None	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David C. Merrell	None	None	None	None	None	None	None
Michael C. Brown	None	None	None	None	None	None	None

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

A shareholder of the Company (David C. Merrell, our President and a director) or entities related to the shareholder have paid expenses on behalf of the Company. For the years ended December 31, 2013, and 2012, these payments amounted to $1,527 and $11,870, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2013, and 2012, a balance of $103,412 and $101,885 is owed the related party.

We have imputed interest at 10% per annum on balances owing to related parties.  At December 31, 2013, and 2012, the balance payable was $46,135 and $35,900, respectively.  Interest expense to related parties amounted to $10,235 and $9,874 for the years ended December 31, 2013, and 2012, respectively.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have any independent directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$10,000	$9,924
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$10,000	$9,924

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2013 contained in Item 8 above which are incorporated herein by this reference.

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

E.R.C. ENERGY RECOVERY CORPORATION

Date:	April 14, 2014	By:	/s/David C. Merrell
David C. Merrell
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E. R. C. ENERGY RECOVERY CORPORATION

Date:	April 14, 2014	By:	/s/David C. Merrell
David C. Merrell
President and Director

Date:	April 14, 2014	By:	/s/Michael C. Brown
Michael C. Brown
Secretary, Treasurer, CFO and Director