Form 10-Q
period 2014-03-31
ERC ENERGY RECOVERY CORP
filed 2014-05-15
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53116

E. R. C. ENERGY RECOVERY CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	22-2301634
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 First Street #493

Los Altos, CA USA 94022

 (Address of Principal Executive Offices)

(650) 283-2907

(Registrant’s telephone number, including area code)

10018 Falcon View Drive

Sandy, Utah  84092

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 12, 2014 – 1,368,200 shares of common stock.

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

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2014

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONTENTS

PAGE

Condensed Balance Sheets, March 31, 2014 (unaudited)

and December 31, 2013

6

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2014

and 2013 and from inception on October 24,

1979 through March 31, 2014

7

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2014

and 2013 and from inception on October 24,

1979 through March 31, 2014

8

Notes to Unaudited Condensed Financial Statements

9 - 10

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2014 (Unaudited)	December 31, 2013
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$141,452	$140,945
Advances from related party	103,412	103,412
Accrued interest - related party	48,685	46,135

Total Current Liabilities	293,549	290,492

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 368,200 shares issued and outstanding	368	368
Capital in excess of par value	401,175	388,525
Deficit accumulated during the development stage	(695,092)	(679,385)

Total Stockholders’ Equity (Deficit)	(293,549)	(290,492)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2013 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From inception
			on October 24,
	For the Three Months Ended		1979, through
	March 31,		March 31,
	2014	2013	2014

REVENUES	$ -	$ -	$ -

EXPENSES
General & administrative	507	13,671	521,583
Non-cash contributed services	12,650	5,550	144,650
Total Expenses	13,157	19,221	666,233

LOSS BEFORE OTHER INCOME (EXPENSE)	(13,157)	(19,221)	(666,233)

OTHER INCOME (EXPENSE):
Gain on Forgiveness of debt	-	-	19,826
Interest Expense	(2,550)	(2,512)	(48,685)
Total Other Income (expense)	(2,550)	(2,512)	(28,859)

LOSS BEFORE INCOME TAXES	(15,707)	(21,733)	(695,092)

TAX EXPENSE	-	-	-

NET LOSS	$ (15,707)	$ (21,733)	$ (695,092)

LOSS PER COMMON SHARE	$ (0.04)	$ (0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

E.R.C. ENERGY RECOVERY CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception on October 24, 1979 through March 31,
	2014	2013	2014
Cash Flows From Operating Activities:
NET LOSS	$(15,707)	$(21,733)	$(695,092)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	12,650	5,550	144,650
Changes in assets and liabilities:
Increase in accounts payable	507	13,671	160,378
Increase in advances from related party	-	-	103,412
Increase in accrued interest - related party	2,550	2,512	48,685
Gain on forgiveness of debt	-	-	(19,826)
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	-	-	(255,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	255,205
Net Cash Provided by Financing Activities	-	-	255,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2014:

Officers and Directors contributed services totaling $12,650, which have been accounted for as a capital contribution.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to March 31, 2014 have been reclassified to conform to the headings and classifications used in the March 31, 2014 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended March 31, 2014 and 2013, the Company did not pay any compensation to its officers and directors.  During the three month periods ended March 31, 2014 and 2013, Officers and Directors contributed services totaling $12,650 and $5,550, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – A shareholder of the Company or entities related to the shareholder have paid expenses on behalf of the Company. For the three month periods ended March 31, 2014 and 2013 these payments amounted to $-0- and $-0-, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At March 31, 2014 and December 31, 2013 a balance of $103,412 and $103,412, respectively, is owing the related party.

Accrued Interest – The Company has imputed interest at 10% per annum on balances owing to related parties.  At March 31, 2014 and December 31, 2013 the accrued interest balance payable to related parties was $48,685 and $46,135, respectively.  Interest expense to related parties amounted to $2,550 and $2,512 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Loss available to common shareholders (numerator)	$(15,707)	$(21,733)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	368,200	368,200
LOSS PER COMMON SHARE	$(0.04)	$(0.06)

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

NOTE 6 – OTHER INCOME (EXPENSE)

In connection with an unsuccessful business acquisition, during the three months ended June 30, 2013 the company recorded a gain on forgiveness of debt in the amount of $19,826.

NOTE 7 - SUBSEQUENT EVENTS

On April 22, 2014, the Company entered into a Stock Purchase Agreement with Evotech Capital S.A., a privately-held company organized under the laws of the British Virgin Islands, and the Company’s sole directors and executive officers, David C. Merrell and Michael C. Brown (the “Evotech SPA”).  Under the Evotech SPA, Evotech acquired 1,000,000 shares of common stock in exchange for $1,000 cash. In exchange for certain non-cash considerations, including agreeing to a lock-up of their shares and indemnifying Evotech, Messrs. Merrell and Brown are (i) guaranteed that their collective holdings will not be decreased to less than 4.99% of the Company’s outstanding common stock until the earlier of when (a) the average daily trading volume of the Company’s common stock over any 30 day trading period reaches $80,000 calculated by multiplying the daily volume by the closing last trade share price for that trading day; or (b) the aggregate revenues of the Company, beginning on the date of the Evotech SPA or April 22, 2014, reach $25 million, and any such revenues have been reported in the Company’s periodic reports filed with the SEC (“the “Market Maturity” date); and they will (ii) also receive a collective three year warrant with a cashless feature at an exercise price of $0.20 per share to acquire the greater of 13,682 shares of the Company’s common stock (which is 1% of the post-Evotech SPA outstanding shares) or the number of shares equal to 1% of the fully-diluted outstanding shares of the Company’s common stock during such three year period, or to the Market Maturity date, which ever is sooner. Evotech also provided the Company an additional $49,000 in the form of a demand loan for compromise and payment of all outstanding liabilities of the Company, with Mr. Merrell to provide such consideration as may be necessary to satisfy or compromise any remaining liabilities of the Company of the closing date of April 30, 2014.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no other events to disclose.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Evotech Capital, S.A., a privately-held company organized under the laws of the British Virgin Islands  and our principal shareholder (“Evotech Capital”), or our current President, Abraham Cinta, though no assurance that such funds will be provided can be given.  There are no written agreements requiring either of these parties to provide these cash resources; and to the extent funds are provided, such funds will bear interest as agreed (though an interest expense of 10% has been imputed on funds advanced, if such advances do not provide for interest) and will be due on demand.  As of the date of this Quarterly Report, we have actively begun to seek a business or acquisition candidate.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

During the three months ended March 31, 2014, and 2013, we had no revenues.  General and Administrative expenses were $507 and $13,671 for the three months ended March 31, 2014, and 2013, respectively.  We had non-cash contributed services of $12,650 and $5,550, with an interest expense of $2,550 and $2,512 for the three months ended March 31, 2014, and 2013, for losses of $15,707 and $21,733, respectively.  All of our losses are attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; however, see Note 7, Subsequent Events, of our Unaudited Condensed Financial Statements contained in Part I above.  The shares of common stock mentioned therein as having been issued, amounted to 1,000,000 shares of our common stock, which were comprised of “restricted securities” as defined in Securities and Exchange Commission Rule 144. These shares were offered and sold in a transaction believed to be exempt from the registration requirement of the Securities Act under Section 4(a)2); and under Regulation S of the Securities and Exchange Commission, by reason of the fact that the purchaser of these shares was a “Non-U.S. Person” as defined in Regulation S.  For additional information, see our Current Report on Form 8-K dated April 22, 2014, and filed with the Securities and Exchange Commission on April 28, 2014, and as amended and filed with the Securities and Exchange Commission on May 1, 2014 (the “Evotech Current Report”).

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

The Evotech Current Report failed to indicate that Abraham Cinta was elected to the offices of President, CEO, CFO and Treasurer instead of President and CFO, as reported.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Abraham Cinta, President CFO, Treasurer and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Abraham Cinta, President, CFO, Treasurer and Director
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Abraham Cinta, President, CFO, Treasurer and Director.
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

E. R. C. Energy Recovery Corporation

Date:	May 14, 2014	By:	/s/Abraham Cinta
Abraham Cinta, Chief Executive Office and Chief Financial Officer, and a Director

Date:	May 14, 2014	By:	/s/David C. Merrell
David C. Merrell, a Director