Form 10-Q
period 2014-06-30
GO EZ Corp
filed 2014-08-19
CIK 314197

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53116

GO EZ CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	22-2301634
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 First Street #493

Los Altos, CA USA 94022

(Address of Principal Executive Offices)

(650) 283-2907

(Registrant’s telephone number, including area code)

E.R.C. Energy Recovery Corporation

10018 Falcon View Drive

Sandy, UT 84092

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 15, 2014 – 1,368,200 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Go Ez,” the “Company,” “we,” “us,” “our” and words of similar import refer to Go Ez Corporation, unless the context requires otherwise.

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

GO EZ CORPORATION

(Formerly E.R.C. ENERGY RECOVERY CORPORATION)

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

GO EZ CORPORATION

(Formerly E.R.C. ENERGY RECOVERY CORPORATION)

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets, June 30, 2014 (unaudited)

and December 31, 2013

6

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2014

and 2013 and from inception on October 24,

1979 through June 30, 2014

7

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2014

and 2013 and from inception on October 24,

1979 through June 30, 2014

8

—

Notes to Unaudited Condensed Financial Statements

9 - 12

GO EZ CORPORATION

(Formerly E.R.C. ENERGY RECOVERY CORPORATION)

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2014	December 31, 2013
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$24,673	$140,945
Advances from related party	77,180	103,412
Accrued interest - related party	-	46,135

Total Current Liabilities	101,853	290,492

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value, 800,000,000 shares authorized, 1,368,200 and 368,200 shares issued and outstanding at 2014 and 2013	137	37
Capital in excess of par value	570,540	388,856
Deficit accumulated during the development stage	(672,530)	(679,385)

Total Stockholders’ Equity (Deficit)	(101,853)	(290,492)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2013 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO EZ CORPORATION

(Formerly E.R.C. ENERGY RECOVERY CORPORATION)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception
					on October 24,
	For the Three Months Ended		For the Six Months Ended		1979, through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & administrative	45,909	6,394	46,048	20,065	567,492
Bank Service Charge	368	-	368	-	368
Non-cash contributed services	7,500	13,675	20,150	19,225	152,150
Total Expenses	53,777	20,069	66,566	39,290	720,010
LOSS BEFORE OTHER INCOME (EXPENSE)	(53,777)	(20,069)	(66,566)	(39,290)	(720,010)
OTHER INCOME (EXPENSE):
Gain on Forgiveness of debt	75,971	19,826	75,971	19,826	95,797
Interest Expense	-	(2,540)	(2,550)	(5,052)	(48,685)
Total Other Income (Expense)	75,971	17,286	73,421	14,774	(47,112)
INCOME (LOSS) BEFORE INCOME TAXES	22,561	(2,783)	6,855	(24,516)	(672,530)

TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$ 22,561	$ (2,783)	$ 6,855	$ (24,516)	$ (672,530)

INCOME (LOSS) PER COMMON SHARE	$ .02	$ (.01)	$ .01	$ (.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO EZ CORPORATION

(Formerly E.R.C. ENERGY RECOVERY CORPORATION)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		From Inception on October 24, 1979 through June 30,
	2014	2013	2014
Cash Flows From Operating Activities:
Net Income (Loss)	$6,855	$(24,516)	$(672,530)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	20,150	19,225	152,150
Non-cash expenses – capital contribution	8,537	-	8,537
Non-cash forgiveness of debt	(75,971)	-	(95,797)
Changes in assets and liabilities:
Increase in accounts payable	(40,301)	239	119,570
Increase in advances from related party	77,180	-	180,592
Increase in accrued interest - related party	2,550	5,052	48,685
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	(1,000)	-	(256,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	1,000	-	256,205
Net Cash Provided by Financing Activities	1,000	-	256,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the six months ended June 30, 2014:

Officers and Directors contributed services and paid for the company expenses totaling $20,150 and $8,537, respectively, which have been accounted for as a capital contribution. Officers and Directors forgave $152,097 of accrued liabilities.

For the six months ended June 30, 2013:

Officers and Directors contributed services totaling $19,225, which have been accounted for as a capital contribution.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO EZ CORPORATION

(Formerly E.R.C. ENERGY RECOVERY CORPORATION)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Go Ez Corporation (“the Company”) was incorporated on October 24, 1979 as E.R.C. Energy Recovery Corporation in the State of Delaware for the purpose of providing accounting, personnel recruiting and general business consulting.  Currently, the Company has no on-going operations.  The Company is considered to be a development stage Company.  The Company changed its name to Go Ez Corporation on May 7, 2014.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the six months ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to June 30, 2014 have been reclassified to conform to the headings and classifications used in the June 30, 2014 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended June 30, 2014 and 2013, the Company did not pay any compensation to its officers and directors.  During the six month periods ended June 30, 2014 and 2013, Officers and Directors contributed services totaling $20,150 and $19,225, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – Over time Officers / shareholders of the Company or entities related to the officers have paid expenses on behalf of the Company.  At June 30, 2014 and December 31, 2013 a balance of $77,180 and $103,412, respectively, was owing the related parties.  During the six months ended June 30, 2014 a former officer / shareholder also paid expenses on behalf of the Company which has been accounted for as a contribution to capital in the amount of $8,537.

Accrued Interest – At June 30, 2014 and December 31, 2013 the accrued interest balance payable to the former officer was $-0- and $46,135, respectively.  Interest expense to the former officer amounted to $2,550 and $5,052 for the six months ended June 30, 2014 and 2013, respectively.

Debt Forgiveness – During the six months ended June 30, 2014 a former officer / shareholder of the Company forgave advances payable in the amount of $103,412 and the related accrued interest in the amount of $48,685 which have been accounted for as a contribution to capital.

NOTE 4 – INCOME (LOSS) PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Income (Loss) available to common shareholders (numerator)	$ 22,561	$ (2,783)	$ 6,855	$ (24,516)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,049,519	368,200	710,741	368,200
INCOME (LOSS) PER COMMON SHARE	$ .02	$ (.01)	$ .01	$ (.07)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Contingencies -The Company has not been active for several years. Management believes that there are no unrecorded valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because of the likelihood that such an old liability would not still be valid; no amount has been accrued in these financial statements for any such contingencies.

NOTE 6 – CHANGE IN CONTROL

On May 1, 2014 the Company issued 1,000,000 shares of common stock for $1,000 ($0.0001 per share) to Evotech Capital, S.A. which resulted in a change in control of the company. 73% voting equity was acquired by Evotech Capital S.A.. The reason for the change of the control is that Company entered into a Stock Purchase Agreement with Evotech Capital S.A., a privately-held company organized under the laws of the British Virgin Islands, and the Company’s sole directors and executive officers, David C. Merrell and Michael C. Brown (the “Evotech SPA”). Under the Evotech SPA, Evotech acquired 1,000,000 shares of common stock in exchange for $1,000 cash. In exchange for certain non-cash considerations, including agreeing to a lock-up of their shares and indemnifying Evotech, Messrs. Merrell and Brown are (i) guaranteed that their collective holdings will not be decreased to less than 4.99% of the Company’s outstanding common stock until the earlier of when (a) the average daily trading volume of the Company’s common stock over any 30 day trading period reaches $80,000 calculated by multiplying the daily volume by the closing last trade share price for that trading day; or (b) the aggregate revenues of the Company, beginning on the date of the Evotech SPA or April

22, 2014, reach $25 million, and any such revenues have been reported in the Company’s periodic reports filed with the SEC (“the “Market Maturity” date); and they will (ii) also receive a collective three year warrant with a cashless feature at an exercise price of $0.20 per share to acquire the greater of 13,682 shares of the Company’s common stock (which is 1% of the post-Evotech SPA outstanding shares) or the number of shares equal to 1% of the fully-diluted outstanding shares of the Company’s common stock during such three year period, or to the Market Maturity date, whichever is sooner. Evotech also provided the Company an additional $49,000 in the form of a demand loan for compromise and payment of all outstanding liabilities of the Company.

As a result of the above arrangement, Evotech Capital S.A. is now the largest shareholder of the Company with more than 50% of the shares outstanding. Consequently control of the Company has also been transferred to Evotech Capital S.A. upon execution of the Evotech SPA.  In connection with the change in control, the former officers and directors resigned and Mr. Abraham Dominguez Cinta was appointed as the sole officer and sole director of the company.

On May 7, 2014 the company changed its name to GO EZ Corporation.

On May 7, 2014 the company amended its articles of incorporation to increase its authorized shares of common stock to 800,000,000 shares with a par value of $0.0001 per share and to increase its authorized preferred stock to 100,000,000 shares with a par value of $0.0001 per share.  The change in par value has been reflected in the financial statements retroactively for all periods presented.

NOTE 7 – OTHER INCOME (EXPENSE)

In connection with a change of control during April 2014, the company entered into several agreements to settle amounts owed on outstanding accounts payable resulting in a gain on forgiveness of debt totaling $75,971.

In connection with an unsuccessful business acquisition, during the six months ended June 30, 2013 the company recorded a gain on forgiveness of debt in the amount of $19,826.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose, except as follows:

Stock Option and Incentive Plan - On July 21, 2014, our Board of Directors adopted a stock option and incentive plan, the 2014 Stock Option and Incentive Plan (the “Incentive Plan”). On July 21, 2014, the holders of at least a majority of the issued and outstanding shares of common stock of the Company approved the Incentive Plan. Pursuant to the Incentive Plan, the Company is authorized to grant options to purchase up to 5,000,000 shares of common stock to its employees, directors and consultants. The Incentive Plan provides for awards of incentive stock options and non-qualified stock options to acquire restricted stock. Incentive stock options granted under the Equity Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-qualified stock options granted under the Incentive Plan are not intended to qualify as incentive stock options under the Code.

8% Convertible Debenture – on July 1, 2014 the Company issued a convertible debenture, amount to $77,547, to a related entity in consideration for expenses and advances made on behalf of the Company.  The Debenture provides for interest at 8% per year and is due on July 1, 2015.  The Debenture is convertible at the option of the holder into the Company’s common stock at $0.0001 per share.

8% Convertible Debenture – on July 1, 2014 the Company issued a convertible debenture, amount to $1,000, to Abraham Dominguez Cinta in consideration for expenses and advances made on behalf of the Company.  The Debenture provides for interest at 8% per year and is due on July 1, 2015.  The Debenture is convertible at the option of the holder into the Company’s common stock at $0.0001 per share.

Capital Stock Designations – The Board of Directors have approved designations and rights for the Company’s capital stock as follows:

Series A Preferred Stock – 10,000 Shares, convertible after 6-months based on a formula, dividend preference of 80% of aggregate dividends declared, voting preference of 80% of aggregate voting rights, and a liquidation preference of 90% of available assets.  Series A Preferred has preference over all other classes of stock.

Series B Preferred Stock – 500,000 Shares, convertible based on a formula, no dividends, no voting rights, liquidation preference up to $1,000 per share over all other classes of stock except Series A preferred.  Company retains call option after 36 months at 115% of cash price originally paid.

Series C Preferred Stock – 100,000 Shares, convertible after 12-months based on a formula, can receive dividends up to 20% of aggregate dividends declared, no voting rights, and a liquidation preference up to $1,000 per share over all other classes of stock except Series A & B preferred.  Company retains call option after 36 months at 115% of cash price originally paid.

Series D Preferred Stock – 2,000,000 Shares, convertible after 12-months based on a formula, no dividend rights, no voting rights, and a liquidation preference up to $1,000 per share over all classes of common stock.  Company has no call redemption rights.

Common Stock – common stockholders are entitled to 1-vote per share and can receive dividends up to 20% of the aggregate declared dividends.  Common stock has no conversion features.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

During the three months ended June 30, 2014, and 2013, we had no revenues.  General and Administrative expenses were $45,909 and $6,394 for the three months ended June 30, 2014, and 2013, respectively.  We had non-cash contributed services of $7,500 and $13,675 with an interest expense of $-0- and $2,540 for the three months ended June 30, 2014, and 2013.  We had a gain on forgiveness of debt of $75,971 and $19,826 for the three months ended June 30, 2014 and 2013, resulting in a net income of $22,561 and a net loss of $2,783, respectively.  All of our activities have been attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

During the six months ended June 30, 2014, and 2013, we had no revenues.  General and Administrative expenses were $46,048 and $20,065 for the six months ended June 30, 2014, and 2013, respectively.  We had a gain on forgiveness of debt of $75,971 and $19,826 and had non-cash contributed services of $20,150 and $19,225 with an interest expense of $2,550 and $5,052 for the six months ended June 30, 2014, and 2013, resulting in a net income of $6,855 and a net loss of $24,516, respectively.  All of our activities have been attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Abraham Dominguez Cinta, President and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Abraham Dominguez Cinta, Secretary, Treasurer, CFO and Director

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Abraham Dominguez Cinta, Secretary/Treasurer, CFO and Director.

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

           Go Ez Corporation

Date:	Aug 19 2014	By:
Abraham Dominguez Cinta, President and Director

Date:	Aug 19 2014	By:
Abraham Dominguez Cinta ,Secretary, Treasurer, CFO, and Director