Form 10-Q
period 2014-09-30
GO EZ Corp
filed 2014-11-06
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 6, 2014 – 1,368,200 shares of common stock.

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

September 30, 2014

GO EZ CORPORATION

(Formerly E.R.C. ENERGY RECOVERY CORPORATION)

[A Development Stage Company]

CONTENTS

PAGE

—

Condensed Balance Sheets, September 30, 2014 (unaudited)

and December 31, 2013

6

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2014

and 2013 and from inception on October 24,

1979 through September 30, 2014

7

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2014

and 2013 and from inception on October 24,

1979 through September 30, 2014

8

—

Notes to Unaudited Condensed Financial Statements

9 - 12

GO EZ CORPORATION

(Formerly E.R.C. ENERGY RECOVERY CORPORATION)

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2014	December 31, 2013
CURRENT ASSETS:	(Unaudited)
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$18,969	$140,945
Advances from related party	16,945	103,412
Accrued interest - related party	1,571	46,135
Convertible Debenture, net of $58,910 discount	19,637	-

Total Current Liabilities	57,122	290,492

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value, 800,000,000 shares authorized, 1,368,200 and 368,200 shares issued and outstanding at 2014 and 2013	137	37
Capital in excess of par value	660,337	388,856
Deficit accumulated during the development stage	(717,596)	(679,385)

Total Stockholders’ Equity (Deficit)	(57,122)	(290,492)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

Note:  The balance sheet at December 31, 2013 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO EZ CORPORATION

(Formerly E.R.C. ENERGY RECOVERY CORPORATION)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From inception
					on October 24,
	For the Three Months Ended		For the Nine Months Ended		1979, through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & administrative	12,198	6,674	58,246	26,739	579,322
Bank Service Charge	410	-	778	-	778
Non-cash contributed services	11,250	9,900	31,400	29,125	163,400
Total Expenses	23,858	16,574	90,424	55,864	743,500
LOSS BEFORE OTHER INCOME (EXPENSE)	(23,858)	(16,574)	(90,424)	(55,864)	(743,500)
OTHER INCOME (EXPENSE):
Gain on Forgiveness of debt	-	-	75,971	19,826	95,797
Interest Expense	(21,208)	(2,576)	(23,758)	(7,628)	(69,893)
Total Other Income (Expense)	(21,208)	(2,576)	52,213	12,198	25,904
INCOME (LOSS) BEFORE INCOME TAXES	(45,066)	(19,150)	(38,211)	(43,666)	(717,596)

TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$ (45,066)	$ (19,150)	$ (38,211)	$ (43,666)	$ (717,596)

INCOME (LOSS) PER COMMON SHARE	$ (.03)	$ (.05)	$ (.04)	$ (.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO EZ CORPORATION

(Formerly E.R.C. ENERGY RECOVERY CORPORATION)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		From Inception on October 24, 1979 through September 30,
	2014	2013	2014
Cash Flows From Operating Activities:
Net Income (Loss)	$(38,211)	$(43,666)	$(717,596)
Adjustments to reconcile net loss to net cash Used by operating activities:
Non-cash contributed services	31,400	29,125	163,400
Non-cash expenses – capital contribution	8,537	-	8,537
Non-cash expenses – amortization of discount	19,637	-	19,637
Non-cash forgiveness of debt	(75,971)	-	(95,797)
Changes in assets and liabilities:
Increase in accounts payable	(46,005)	5,386	113,866
Increase in advances from related party	95,492	1,527	198,904
Increase in accrued interest - related party	4,121	7,628	50,256
Contributed capital for expenses	-	-	1,138
Stock issued for services	-	-	1,450
Net Cash (Used) by Operating Activities	(1,000)	-	(256,205)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	1,000	-	256,205
Net Cash Provided by Financing Activities	1,000	-	256,205

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2014:

            Officers and Directors contributed services totaling $31,400, which have been accounted for as a capital contribution.

            Officers and Directors paid expenses totaling $105,029 for advances, stock issuance and capital contributions.

            A former officer / shareholder paid expenses on behalf of the Company which has been accounted for as a contribution to capital in the amount of $8,537.

            At September 30 2014, interest expense is $19,637 of amortization of discount on debentures owing to related parties which is accounted for as interest expense.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to September 30, 2014 have been reclassified to conform to the headings and classifications used in the September 30, 2014 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – During the periods ended September 30, 2014 and 2013, the Company did not pay any compensation to its officers and directors.  During the nine month periods ended September 30, 2014 and 2013, Officers and Directors contributed services totaling $31,400 and $29,125, respectively, which have been accounted for as contributions to capital.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party – Shareholders of the Company or entities related to them have paid expenses on behalf of the Company. For the nine month periods ended September 30, 2014 and 2013 these payments amounted to $95,492 and $1,527, respectively.  The Company has accounted for any such payments as advances payable to related party.

At September 30, 2014 and December 31, 2013 a balance of $16,945 and $103,412, respectively, was owing the related parties.  During the nine months ended September 30, 2014 a former officer / shareholder also paid expenses on behalf of the Company which has been accounted for as a contribution to capital in the amount of $8,537.

Accrued Interest – At September 30, 2014 and December 31, 2013 the accrued interest balance payable to related parties  was $1,571 and $46,135, respectively.  Interest expense to the related parties amounted to $23,758 and $7,628 for the nine months ended September 30, 2014 and 2013, respectively.  Included in interest expense at September 30, 2014 is $19,637 of amortization of discount on debentures owing to related parties which is accounted for as interest expense.

Debt Forgiveness – During the nine months ended September 30, 2014 a former officer / shareholder of the Company forgave advances payable in the amount of $103,412 and the related accrued interest in the amount of $48,685 which have been accounted for as a contribution to capital.

Debentures – On July 1, 2014 advances from related parties in the total amount of $78,547 were exchanged for 8% convertible debentures in the amounts of $1,000 and $77,547, respectively.

NOTE 4 – INCOME (LOSS) PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Income (Loss) available to common shareholders (numerator)	$(45,066)	$(19,150)	$(38,211)	$(43,666)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,368,200	368,200	932,303	368,200
INCOME (LOSS) PER COMMON SHARE	$ (.03)	$(.05)	$( .04)	$(.12)

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

NOTE 6 – CHANGE IN CONTROL

On May 1, 2014 the Company issued 1,000,000 shares of common stock for $1,000 ($.0001 per share) to Evotech Capital, S.A. which resulted in a change in control of the company. 73% voting equity was acquired by Evotech Capital S.A.. The reason for the change of the control is that Company entered into a Stock Purchase Agreement with Evotech Capital S.A., a privately-held company organized under the laws of the British Virgin Islands, and the Company’s sole directors and executive officers, David C. Merrell and Michael C. Brown (the “Evotech SPA”). Under the Evotech SPA, Evotech acquired 1,000,000 shares of common stock in exchange for $1,000 cash. In exchange for certain non-cash considerations, including agreeing to a lock-up of their shares and indemnifying Evotech, Messrs. Merrell and Brown are (i) guaranteed that their collective holdings will not be decreased to less than 4.99% of the Company’s outstanding common stock until the earlier of when (a) the average daily trading volume of the Company’s common stock over any 30 day trading period reaches $80,000 calculated by multiplying the daily volume by the closing last trade share price for that trading day; or (b)

the aggregate revenues of the Company, beginning on the date of the Evotech SPA or April 22, 2014, reach $25 million, and any such revenues have been reported in the Company’s periodic reports filed with the SEC (“the “Market Maturity” date); and they will (ii) also receive a collective three year warrant with a cashless feature at an exercise price of $0.20 per share to acquire the greater of 13,682 shares of the Company’s common stock (which is 1% of the post-Evotech SPA outstanding shares) or the number of shares equal to 1% of the fully-diluted outstanding shares of the Company’s common stock during such three year period, or to the Market Maturity date, whichever is sooner. Evotech also provided the Company an additional $49,000 in the form of a demand loan for compromise and payment of all outstanding liabilities of the Company.

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

NOTE 7 – CAPITAL STOCK

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

Series B Preferred Stock – 500,000 Shares, convertible based on a formula, no dividends, no voting rights, liquidation preference up to$1,000 per share over all other classes of stock except Series A preferred.  Company retains call option after 36 months at 115% of cash price originally paid.

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

NOTE 8 – CONVERTIBLE DEBENTURES

8% Convertible Debenture – on July 1, 2014 the Company issued a convertible debenture, in the amount of  $77,547, to a related entity in consideration for expenses and advances made on behalf of the Company.  The Debenture provides for interest at 8% per year and is due on July 1, 2015.  The Debenture is convertible at the option of the holder into the Company’s common stock at $0.001 per share.  The beneficial conversion feature resulting from the discounted conversion price as compared to market price was valued on the date of issuance to be in excess of the proceeds received, accordingly, $77,547 was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount for the three months ended September 30, 2014 was $19,387, which amount has been recorded as interest expense.

8% Convertible Debenture – on July 1, 2014 the Company issued a convertible debenture, in the amount of $1,000, to Abraham Dominguez Cinta in consideration for expenses and advances made on behalf of the Company.  The Debenture provides for interest at 8% per year and is due on July 1, 2015.  The Debenture is convertible at the option of the holder into the Company’s common stock at $0.001 per share. The beneficial conversion feature resulting from the discounted conversion price as compared to market price was valued on the date of issuance to be in excess of the proceeds received, accordingly, $1,000 was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount for the three months ended September 30, 2014 was $250, which amount has been recorded as interest expense.

NOTE 9 – OTHER INCOME (EXPENSE)

In connection with a change of control during April 2014, the company entered into several agreements to settle amounts owed on outstanding accounts payable resulting in a gain on forgiveness of debt totaling $75,971.

In connection with an unsuccessful business acquisition, during the nine months ended June 30, 2013 the company recorded a gain on forgiveness of debt in the amount of $19,826.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose, except as follows:

8% Convertible Debenture – on October 1, 2014 the Company issued a convertible debenture, in the amount of  $16,247, to a related entity in consideration for expenses and advances made on behalf of the Company.  The Debenture provides for interest at 8% per year and is due on October 1, 2015.  The Debenture is convertible at the option of the holder into the Company’s common stock at $0.001 per share.

8% Convertible Debenture – on October 1, 2014 the Company issued a convertible debenture, in the amount of $529, to Abraham Dominguez Cinta in consideration for expenses and advances made on behalf of the Company. The Debenture provides for interest at 8% per year and is due on October 1, 2015.  The Debenture is convertible at the option of the holder into the Company’s common stock at $0.001 per share.

Letter of Intent –  On September 22, 2014, we entered into that certain Letter of Intent dated September 22, 2014 (the “Letter”) with Hamden Memorial Funeral Home, Inc., a Connecticut corporation (the “Seller”) wherein we agreed, subject to completion of satisfactory due diligence, the negotiation of the definitive agreements, and certain other conditions, to undertake the acquisition of certain real property owned by the Seller. As provided by the Letter, we anticipate acquiring the real property located in Hamden, Connecticut in exchange for our issuance of: (1) certain shares of a to-be-designated series of our Preferred Stock convertible into our Common Stock; and (2) certain Common Stock Purchase Warrants exercisable for the purchase of our Common Stock.  In that connection and assuming that the terms are satisfied and that negotiation of the terms of the definitive agreements are successfully completed, the Letter, as a non-binding letter of intent, contemplates that we will close the real estate acquisition transaction set forth in the Letter on October 31, 2014 (the “Closing Date”) unless the parties to the Letter extend the date for closing.  We have not completed our due diligence with respect to the real property and until we have completed due diligence, the negotiation of the definitive agreements, and certain other matters, we cannot be certain that we will acquire the real estate and located at 1300 Dixwell Avenue, Hamden, Connecticut 06514 as contemplated in the Letter.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

During the three months ended September 30, 2014, and 2013, we had no revenues.  General and Administrative expenses were $12,198 and $6,674 for the three months ended September 30, 2014, and 2013, respectively.  We had non-cash contributed services of $11,250 and $9,900 with an interest expense of $21,208 and $2,576 for the three months ended September 30, 2014, and 2013.  We had a gain on forgiveness of debt of $-0- and $-0- for the three months ended September 30, 2014 and 2013, resulting in a net loss of $45,066 and  $19,150, respectively.  All of our activities have been attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

During the nine months ended September 30, 2014, and 2013, we had no revenues.  General and Administrative expenses were $58,246 and $26,739 for the nine months ended September 30, 2014, and 2013, respectively.  We had a gain on forgiveness of debt of $75,971 and $19,826 and had non-cash contributed services of $31,400 and $29,125 with an interest expense of $23,758 and $7,628 for the nine months ended September 30, 2014, and 2013, resulting in a net loss of $38,211 and $43,666, respectively.  All of our activities have been attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

           Go Ez Corporation

Date:	Nov 6, 2014	By:
Abraham Dominguez Cinta, President and Director

Date:	Nov 6, 2014	By:
Abraham Dominguez Cinta ,Secretary, Treasurer, CFO, and Director