Form 10-K
period 2014-12-31
GO EZ Corp
filed 2015-04-14
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to ______________

Commission File Number: 000-53116

GO EZ CORPORATION
(Exact Name of registrant as specified in its Charter)

Delaware	47-2488761
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6782 Collins Avenue, Miami Beach, FL 33141

(Address of Principal Executive Offices)

650-283-2907

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files) Yes ☒ No ☐ (the Registrant does not have a website)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock was $210.10 on the evaluation date, based on 210,100 shares held by non-affiliates. Due to the extremely limited trading market for the Registrant’s common stock, these shares were arbitrarily valued at par value of $0.0001 per share.

Outstanding Shares

As of March 27, 2015, the Registrant had 1,500,878 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

REFERENCES

In this Annual Report, references to “Go Ez Corporation,” “GoEz,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Go Ez Corporation, the Registrant.

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

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as amended by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1 billion during its most recently completed fiscal year.

During its most recently completed fiscal year, Go Ez will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

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

PART I

ITEM 1. BUSINESS

Description of Business

Go Ez Corporation (“the Company”) was incorporated on April 19, 1979, as Energy Recovery Corporation in the State of Delaware for the purpose of providing accounting, personnel recruiting and general business consulting. The business operations were unsuccessful and were ceased in 1989. Since that time, the Company had not conducted business operations and was considered to be a Development Stage Company. The Company changed its name to E.R.C. Energy Recovery Corporation on August 31, 1979 and to Go Ez Corporation on May 7, 2014.

The Company was not successful in implementing the former business plan primarily because of our inability to secure sufficient financing. In May 2014, Company management decided to develop a plan for entering the internet technology services industry. In May 2014, we changed our name to “Go Ez Corporation” to better reflect this new direction for the Company and began to pursue acquisitions of providers of internet technology services.

Since the beginning of the fiscal year, we:

•	changed our name to “Go Ez Corporation” effective May 7, 2014;

•

increased the authorized number of shares of the Company’s Common Stock from 100,000,000 shares to 800,000,000 shares, changed the par value of the Company’s Common Stock from par value $0.001 to par value $0.0001, increased the authorized number of shares of the Company’s Preferred Stock (par value $0.001) from 10,000,000 shares to 100,000,000 shares, and changed the par value of the Company’s Preferred stock from par value $0.001 to par value $0.0001 effective May 7, 2014;

•

filed a Certificate of Designation with the Secretary of State of Delaware and amended the Articles of Incorporation by designating a total of 2,610,000 shares of the 100,000,000 shares of authorized and undesignated Preferred stock, par value $0.0001, into the following classes: Series A, 10,000 shares; Series B, 500,000 shares; Series C, 100,000 shares; and Series D, 2,000,000 shares effective July 23, 2014.

All of the foregoing adjustments to our capital stock have been taken into account in all computations herein.

The principal changes to our Certificate of Incorporation made in our Amended and Restated Certificate of Incorporation were: (i) the change of our name to Go Ez “Corporation” (ii) the increase in our authorized number of shares of the Company’s Common Stock to 800,000,000 shares (par value $0.0001) and the increase of authorized number of shares of the Company’s Preferred Stock to 100,000,000 shares (par value $0.0001), thereby eliminating the general rights, privileges and preferences of the previously authorized 10,000,000 shares of $0.001 par value preferred stock in the former Article 4.

A copy of our initial Certificate of Incorporation, as amended, was filed and incorporated by reference, as Exhibit 3.1, and copies of our Amended and Restated Certificate of Incorporation and our current Bylaws were also filed and incorporated by reference, as Exhibits 3.2 and 3.3, to our originally filed Form S-1 Registration Statement that is referenced in Part IV, Item 15.

Recent Developments

On December 22, 2014, the Company entered into a Stock Purchase Agreement with Roger Ng, majority shareholder of Federal Technology Agency (the “FTA”) and completed its acquisition of majority ownership of FTA. The details of the acquisition and Stock Purchase Agreement are qualified in their entirety by reference to our Current Report on Form 8-K filed with the SEC on December 23, 2014. This acquisition resulted in the Company ceasing to be a shell company and accordingly Form 10 financial information was included in the Current Report on Form 8-K filed December 23, 2014.

On January 20, 2015, FTA entered into an Asset Purchase Agreement with Roger Ng, the owner of all of the issued and outstanding shares of capital stock of Cellular of Miami Beach, Inc., a Florida corporation, and completed its acquisition of Cellular of Miami Beach. The details of the acquisition and Asset Purchase Agreement are qualified in their entirety by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

As the internet is becoming more and more important, it has become intertwined with the everyday lifestyle of the current century. Internet technology that facilitates and improves the convenience and lifestyle of the user has become a trend in recent times.

The spread and infiltration of broadband coupled with advancements in technology are expediting the ability of internet users to be able to access a different variety of online sites and content, which fuels the generation of revenue for Internet service providers. The free internet services sector has gradually transformed into a fee-based model, as internet users are becoming more willing to pay for those services and content that they want.

The internet technology market is highly competitive, with low barriers to entry and we can expect more companies to enter the sector. Go Ez’s competitors that provide internet technology services vary in size and include publicly-traded companies. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

Principal Services

The principal service that is provided by the Company is the development of internet technology services such as full unit testing, framework design, development, implementation, and testing to internet services companies.

Full Unit Testing

Software testing method by which individual units of source code, sets of one or more computer program modules together with associated control data, usage procedures, and operating procedures, are tested to determine whether they are fit for use.

Framework

A layered structure indicating what kind of programs can or should be built and how they would interrelate. Examples include: resource description framework, internet business framework, send policy framework, and Zachman framework etc.

Quality Assurance (QA) Testing

Quality assurance testing is the systematic process of reducing risk of application failures.

Distribution Method

The Company offers their services through CyberCoders, Inc., a subsidiary of On Assignment Inc., a leading global provider of in-demand, skilled professionals that match FTA with clients in need of our internet technology services.

The Company does not employ a sales force nor pays for any advertisements.

Dependence on One or a Few Major Customers

The Company has a contract with CyberCoders, Inc., a subsidiary of On Assignment Inc., to provide services to customers such as Apple, Inc.

Patents, Trademarks and Licenses

The Company does not own, either legally or beneficially, any patent, trademark or license.

Research and Development Expenditures

The Company has not incurred any research or development expenditures to date.

Need for any Governmental Approval of Principal Products or Services

At present, The Company operates out of the State of California, and there is currently no legislation that has been enacted nor is any bill is pending that affect the provision of our services in the internet technology industry.

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

Number of Total Employees and Number of Full Time Employees

The Company currently has one employee, Benedict Chen, the technologist. The Company engages contractors from time to time to consult with us on specific tasks.

Employment Agreements

The Company has no written employment agreements with its officers. Effective July 2014, Federal Technology Agency began to pay a quarterly salary of $4,000 to Benedict Chen, the technologist of the Company. Due to Federal Technology Agency being acquired on December 22, 2014, for the twelve months ended December 31, 2014, the Company has expensed $435 of salaries due to Benedict Chen’s 4th quarter salary and $110 of salary due to his annual bonus of $4,000. This arrangement is included in ‘Salaries, Payroll Taxes, and Fringe Benefits” in the accompanying Statements of Operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, see Item 2.01, Risk Factors, of our Current Report on Form 8-K, as previously filed with the SEC in December 23, 2014, all of which are still applicable to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

FTA operates from a 1,788 square foot leased unit of a residential type construction at 1047 Amarillo Avenue, Palo Alto, California. There are no written lease agreements between FTA and Benedict Chen, the lessor, but FTA has the ability to terminate the lease with 10 days’ notice. The monthly rental is approximately $1,165. Because the business is growing, there is a need for more space to expand its footprint at its current location. We believe however that sufficient space is available to meet the business’s current needs.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is an “established trading market” for our shares of common stock. Commencing on or about June 11, 2008, our shares of common stock were listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “ERCX”. The Company changed its stock symbol on June 9, 2014 and its shares of common stock are now listed with the OTCQB of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “GEZC”; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market. With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Our common stock is quoted on the OTCQB tier of the OTC Markets Group under the symbol “GEZC”. The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, as set forth below are the high and low closing bid prices for our common stock for each quarter of 2013 and the first 3 quarters of 2014. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the third quarter of 2008.

	Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	4.00	4.00
September 30, 2014	4.25	3.20
June 30, 2014	3.20	0.10
March 31, 2014	0.10	0.10

	Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	0.25	0.25
September 30, 2013	0.25	0.20
June 30, 2013	0.20	0.20
March 31, 2013	0.20	0.20

Holders of Our Common Stock

As of March 27, 2015, we currently have 406 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Shares Eligible for Future Sale.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated with our affiliates, who has beneficially owned his or her restricted shares for at least six months, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse effects on the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

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

Recent Sales of Unregistered Securities and Use of Proceeds

Securities Authorized In Connection with Acquisitions

Pursuant to the acquisition of Federal Technology Agency, Inc. and the terms of the Stock Purchase Agreement of December 22, 2014 between the Company and Mr. Roger Ng, Roger Ng was transmitted a one (1) common stock purchase warrant to purchase up to an aggregate of 10% of the GEZC’s outstanding common stock provided however that such execution shall not result in Ng holding of excess of 9.9% of the outstanding common shares issued. The warrant expires on December 22, 2016. The warrant grants Mr. Roger Ng to purchase up to an aggregate of ten (10%) percent of the Company’s outstanding common stock having an exercise price equal to seventy five (75%) percent of the volume weighted average closing price per shares of the Company’s common stock for the five (5) trading days immediately preceding the Company’s receipt of Roger Ng’s notice of exercise of the warrant, which may be exercised in whole or in part, at any time and from time to time from and after six (6) months from the date of the closing but shall expire after twenty four (24) months from the date of the closing. Because of the variable exercise price of the warrant, this resulted in a derivative liability of $256,551.15 valued on December 22, 2014 using a Black Scholes valuation model. This amount is included in Derivative Liability in the accompanying Balance Sheet.

Shares Issued in Connection with Acquisitions

In connection with the Company’s acquisition of 7,000 shares of FTA common stock representing seventy (70%) percent of the issued and outstanding capital stock of FTA and pursuant to the Stock Purchase Agreement executed on December 22, 2014 between the Company and Mr. Roger Ng, the Company paid to Mr. Ng $20,000,000 worth of the Company’s Series B Preferred Stock, plus $280,000 worth of restricted common shares of the Company in exchange for 7,000 shares of FTA representing seventy (70%) percent of the total issued and outstanding shares of FTA at closing in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Shares issued in connection with retirement of debentures

On December 8, 2014, the Company entered into five (5) separate Novation Agreements with debt holders that allowed the Company to extinguish the debt owed to these debt holders and to instead issue shares of the Company’s Preferred Series B stock. Under the terms of the Novation Agreements, the Company and debt holders agreed to extinguish the amount due and owing under five (5) Convertible Debentures and to relinquish any claims under the original terms of the Convertible Debentures and replace the amount owed to the debt holders by the Company with the issuances of shares of Preferred Series B stock.

The first Novation Agreement between the Company and Mr. Abraham Dominguez Cinta dated December 8, 2014 relates to a loan of $4,403.00 made by Mr. Cinta to the Company on November 17, 2014 and Convertible Debenture dated December 1, 2014, as amended December 8, 2014. The Novation Agreement replaces the total amount owed as of December 31, 2014 of $4,410 with the issuance of five (5) shares of Preferred Series B stock to Mr. Cinta pursuant to a Subscription Agreement between the parties of December 8, 2014.

The second Novation Agreement between the Company and Mr. Cinta dated December 8, 2014 relates to a loan of $1,000.00 made by Mr. Cinta to the Company on June 30, 2014 and Convertible Debenture dated July 1, 2014, as amended December 8, 2014. The Novation Agreement replaces the total amount owed as of November 30, 2014 of $1,035.00 with the issuance of two (2) shares of Preferred Series B stock to Mr. Cinta pursuant to a Subscription Agreement between the parties of December 8, 2014.

The third Novation Agreement between the Company and Mr. Cinta dated December 8, 2014 relates to a loan of $529.00 made by Mr. Cinta to the Company on September 30, 2014 and Convertible Debenture dated October 1, 2014, as amended December 8, 2014. The Novation Agreement replaces the total amount owed as of November 30, 2014 of $537.00 with the issuance of one (1) share of Preferred Series B stock to Mr. Cinta pursuant to a Subscription Agreement between the parties of December 8, 2014.

The fourth Novation Agreement is between the Company and Profit Seeker Capital Management Corporation (“PSCM”) dated December 8, 2014 and relates to a loan of $77,547 made by PSCM to the Company on June 30, 2014 and Convertible Debenture dated July 1, 2014, as amended December 8, 2014. The Novation Agreement replaces the total amount owed as of November 30, 2014 of $80,266 with the issuance of eighty-one (81) shares of Preferred Series B stock to PSCM pursuant to a Subscription Agreement between the parties of December 8, 2014.

The fifth Novation Agreement between the Company and PSCM dated December 8, 2014 relates to a loan of $16,247 made by PSCM to the Company on September 30, 2014 and Convertible Debenture dated October 1, 2014 as amended December 8, 2014. The Novation Agreement replaces the total amount owed as of November 30, 2014 of $16,489 with the issuance of seventeen (17) shares of Preferred Series B stock to PSCM pursuant to a Subscription Agreement between the parties of December 8, 2014.

On April 22, 2014, the Company entered into a Stock Purchase Agreement with Evotech Capital S.A., a privately-held company organized under the laws of the British Virgin Islands, and David C. Merrell and Michael C. Brown, which was closed on April 30, 2014. Mr. Merrell was our principal shareholder, owning approximately 50% of the Company’s pre-Evotech SPA outstanding voting securities; and Mr. Brown owns approximately 4.5% of the Company’s pre-Evotech SPA outstanding voting securities. Under the Evotech SPA, Evotech acquired 1,000,000 shares of our common stock, resulting in a 73% ownership of Go Ez Corporation as of April 30, 2014.

All of these transactions involved “accredited investors” or “sophisticated investors” and all such shares were sold in reliance on Section 4(a)(2) of the Securities Act, or Regulation S of the Commission regarding sales to any non-U.S. Person.

Use of Proceeds of Registered Securities

The Registration Statement on Form S-1 (File No.333-202047) for our initial public offering of our common stock was filed on February 21, 2015. The Registration Statement on Form S-1 registered an aggregate of 1,387,500. Because we are offering a large proportion of these shares in connection with shares issued pursuant to a Share Purchase Agreement, acquisition and for services supplied to the Company and for which the consideration has already been paid, we will not receive any proceeds from the sale of 1,137,500 of the 1,387,500 common stock being offered hereby.

Proceeds from the remainder 250,000 shares of the common stock being offered will be used to cover developmental expenses for the online technology services, for the acquisition of suitable premises, for the hiring of necessary personnel, and for general corporate purposes.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the last three fiscal years, there were no purchases of any equity securities of ours by us or any person on our behalf; nor were there any purchases of our equity securities by any affiliate of ours during the last three fiscal years.

Description of registrant’s securities

Common Stock

We are authorized to issue 800,000,000 shares of common stock, $0.0001 par value per share. There are currently 1,500,878 shares of common voting stock issued and outstanding. The holders of our common stock are entitled to one vote per share on each matter submitted to a vote at a meeting of our shareholders.

Our shareholders have no pre-emptive rights to acquire additional shares of our common stock or other securities; nor shall our shareholders be entitled to vote cumulatively in the election of directors or for any other purpose with the exception of Mr. Roger Ng’s Warrant outlined below under the heading “Outstanding Options, Warrants or Calls”. Our common stock is not subject to redemption rights and carries no subscription or conversion rights. All shares of the common stock now outstanding are fully paid and non-assessable.

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock, $0.0001 par value per share, with the rights, privileges and preferences of the preferred stock documented in the Certificate of Designations. As of the effective date of the Transaction, there were 111 shares of Series B Preferred Stock issued and outstanding held by three different holders.

Outstanding Options, Warrants or Calls

Pursuant to the acquisition of Federal Technology Agency, Inc. and more fully discussed above in “Securities Authorized in Connection with Acquisitions”, Roger Ng was transmitted a one (1) common stock purchase warrant to purchase up to an aggregate of 10% of the GEZC’s outstanding common stock however such execution shall not result in Mr. Ng holding of excess of 9.9% of the outstanding common shares issued. The warrant expires on December 22, 2016.

There are no other outstanding options or calls to purchase any of our authorized securities.

Provisions Limiting Change of Control

There is no provision in our Articles of Incorporation or Bylaws that would delay, defer, or prevent a change in control of our Company.

Transfer Agent

Jersey Stock Transfer LLC, 201 Bloomfield Avenue, Suite 26, Verona, NJ 07004, is our transfer agent and registrar for our common stock.

Submission of Matters to a Vote of Security Holders

Not applicable.

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

Background

In December 22, 2014, the Company completed its acquisition of FTA through its purchase of 70% of the issued and outstanding capital stock of FTA (the “Transaction”). As a result of the Transaction, FTA became a majority owned subsidiary of the Company and the Company assumed the business operations of FTA. Following the Transaction, the business of FTA constitutes all of the Company’s operations. As such, the following Management Discussion and Analysis is focused on the current and historical operations of FTA, and excludes the prior operations of the Company. With respect to this discussion, the terms “FTA,” the “Company,” “we,” “us,” and “our” refer to Federal Technology Agency, Inc. This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report.

Overview

Headquartered in Palo Alto, California, Federal Technology Agency, Inc. was incorporated in 2013 in Delaware. The company’s main activity is the provision of internet technology services. Internet technology services provided include framework design, development, implementation, testing and other similar services.

Plan of Operation

Go EZ Corporation’s management has developed a plan governing the processes to be deployed for the first weeks and months following the closing of any acquisition, and these will be applied directly to FTA, elements of which are described in the following paragraphs.

To support what we believe will be an expansion of operations, new systems and procedures are planned such that the provision of services to customers is executed with efficiency. A new accounting system will be implemented within the next 12 months and this will be linked electronically to other systems the Company will use to control its management information processes. New measures of performance will be implemented along with new procedures for budgeting, treasury management, spending authority approval, and personnel policies.

Our business is still very young and at the beginning of its pursuit of organic and external growth. In order to execute on any strategy for growth, we expect to have to further increase the general and administrative overheads cost base. Our results from operations will be adversely impacted if these additional overhead costs are incurred before the growth in revenue is received.

Results of Operations

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Revenue

We had no material operations during the period ended December 21, 2014. On December 22, 2014, the Company entered into a Stock Purchase Agreement with Roger Ng, majority shareholder of Federal Technology Agency and completed its acquisition of FTA. After the acquisition, the Company did not generate revenue. We recorded $0 revenue for the years ended December 31, 2014 and 2013.

Cost of Sales

As the Company is an internet technology services provider, there is no relevant cost related to the services.

Gross Profit

As a result of the above, for twelve months ended December 31, 2014, the Company reported gross profit of $0.

Operating Expenses

The Company incurred operating expenses of $357,746 for the twelve months ended December 31, 2014. Operating expenses consist primarily of professional fees and selling, general and administrative expenses.

General and administrative expenses were $74,261 for the December 31, 2014, year-end, compared to $33,112 for the December 31, 2013, year-end. We had non-cash contributed services of $12,650 for the year ended December 31, 2014, compared to $40,525 for the previous year. We also had $270,775 in compensation expense for the year ended December 31, 2014, compared to $0 for the previous year.

For the twelve months ended December 31, 2014, the Company incurred salaries, payroll taxes, and fringe benefits of $270,775. $775 of the Salaries, payroll taxes, and fringe benefits relate to compensation, medical reimbursement and employee benefits paid to Mr. Benedict Chen during the period. $270,000 of the Salaries, payroll taxes, and fringe benefits relate to compensation paid to Mr. Abraham Cinta during the period. The Company’s selling, general and administrative expenses are primarily attributable to legal and accounting fees related to the preparation and filing of reports and registration statements with the SEC under the Exchange Act, purchases of office supplies and rent expenses.

We anticipate that the Company’s operating expenses will continue to increase as the Company seeks to increase the scale and range of services provided.

Other Income (Expense)

We had a gain on forgiveness of debt of $75,971 for the year ended December 31, 2014 and $106,175 in interest expense for the December 31, 2014 year-end, compared to $19,826 and $10,235 for the December 31, 2013 year-end, respectively. We also incurred a loss on acquisition of Federal Technology Agency of $20,517,084 for the December 31, 2014 year-end.

Net Income (Loss)

We incurred a net loss of $20,914,264 for the year ended December 31, 2014, compared to a net loss of $64,046 for the year ended December 31, 2013.

Liquidity and Capital Resources

At December 31, 2014, the Company had cash of $15,394, compared to $0 at December 31, 2013. The increase of cash on hand was attributed to the acquisition of FTA. The Company has also just recently acquired a subsidiary which may provide adequate working capital in the future. Advancement from officer and related parties has been used primarily to fund our operations and acquisitions. Our present capital resources are insufficient to implement our business plan or to pay for our general administrative expenses over the next twelve months. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2014.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors

GO EZ Corporation

(Formerly E.R.C. Energy Recovery Corporation)

We have audited the accompanying consolidated balance sheets of GO EZ Corporation (Formerly E.R.C. Energy Recovery Corporation) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GO EZ Corporation (Formerly E.R.C. Energy Recovery Corporation) as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 13, 2015

GO EZ CORPORATION

(FORMERLY E.R.C. ENERGY RECOVERY CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$15,394	$-
Prepaid Expense	106
Total Current Assets	15,500	-

Property and Equipment, net	$10,474	$-
Total Assets	$25,974	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,800	$140,945
Advances - related parties	1,600	103,412
Accrued interest – related parties	-	46,135
Accrued Tax	4,067	-
Derivative Liability	268,403	-
Payroll Liabilities	4,503	-
Total Current Liabilities	297,373	290,492

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value 100,000,000 shares authorized, 111 shares issued and outstanding	-	-
Common stock, $.0001 par value, 800,000,000 shares authorized, 1,500,878 and 368,200 shares issued and outstanding at 2014 and 2013	151	37
Capital in excess of par value	21,316,377	388,856
Accumulated Deficit	(21,593,649)	(679,385)
Non-Controlling Interest	5,722	-

Total Stockholders’ Equity (Deficit)	(271,399)	(290,492)
Total Liabilities and Stockholders’ Equity (Deficit)	$25,974	$-

The accompanying notes are an integral part of these consolidated financial statements.

GO EZ CORPORATION

(FORMERLY E.R.C. ENERGY RECOVERY CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative	74,261	33,112
Depreciation Expense	60	-
Payroll Expense	270,775	-
Non-cash contributed services	12,650	40,525
Total Operating Expenses	357,746	73,637

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(357,746)	(73,637)

OTHER INCOME (EXPENSE):
Gain on Forgiveness of debt	75,971	19,826
Interest expense	(106,175)	(10,235)
Gain on Derivative Liability	(11,851)	-
Loss on Acquisition	(20,517,084)	-
Total Other Income (Expense)	(20,559,139)	9,591

LOSS BEFORE INCOME TAXES	(20,916,885)	(64,046)

TAX PROVISION	-	-

NET LOSS	(20,916,885)	(64,046)

Less: loss applicable to non-controlling interest in Federal Technology Agency, Inc.	2,621	-

Net loss after loss on non-controlling interest	$(20,914,264)	$(64,046)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(20.13)	$(0.17)

Weighted-Average Common Shares Outstanding - Basic and Diluted	1,038,755	368,200

The accompanying notes are an integral part of these consolidated financial statements.

GO EZ CORPORATION

 (FORMERLY E.R.C. ENERGY RECOVERY CORPORATION)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Interest	Equity

BALANCE, DECEMBER 31, 2012	-	$-	368,200	$37	$348,331	$(615,339)	$-	$(266,971)

Contributed Services	-	-	-	-	40,525	-	-	40,525

Net loss for the year ended December 31, 2013	-	-	-	-	-	(64,046)	-	(64,046)

BALANCE, DECEMBER 31, 2013	-	-	368,200	37	388,856	(679,385)	-	(290,492)
							-
Stock issuance to Evotech Capital S.A.	-	-	1,000,000	100	900	-	-	1,000
Shares returned for cancellation	-	-	(4,822)	-	-	-	-	-
Related party forgiveness of debt	-	-	-	-	161,522	-	-	161,522
Contributed Services	-	-	-	-	12,650	-	-	12,650
Stock issuance for compensation	-	-	67,500	7	269,993	-	-	270,000
Account for BCF on debentures issued and converted	-	-	-	-	99,726	-	-	99,726
Preferred stock issued for debt extinguishment	106	-	-	-	102,737	-	-	102,737
Shares issued to acquire Federal Technology Agency	5	-	70,000	7	20,279,993	-	-	20,280,000
Net loss – non-controlling interest at acquisition	-	-	-	-	-	-	8,343	8,343
Net loss for the year ended December 31, 2014	-	-	-	-	-	(20,914,264)	(2,621)	(20,916,885)

BALANCE, DECEMBER 31, 2014	111	$-	1,500,878	$151	$21,316,377	$(21,593,649)	$5,722	$(271,399)

The accompanying notes are an integral part of these consolidated financial statements.

GO EZ CORPORATION

(FORMERLY E.R.C. ENERGY RECOVERY CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(20,916,885)	$(64,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	60	-
Loss on Acquisition	20,517,084	-
Issuance of Common Stock for Services	270,000	-
Accretion of discount on convertible notes payable	99,726	-
(Gain) Loss on Settlement of Debt	(75,971)	(19,826)
Related Party Contributed Services	12,650	40,525
(Gain) Loss on Derivative Valuation	11,852	-
Related Party Forgiveness of Debt	161,522	1,527
Decrease (increase) in operating assets
Pre-paid & Other Assets	(106)	-
Increase (decrease) in operating liabilities
Accounts Payable	(116,816)	31,585
Accrued Expenses	(171,705)
Accrued Interest	-	10,235
Net cash used in operating activities	(208,589)	-

Cash Flows From Investing Activities:
Cash Acquired in Merger with FTA	123,257	-
Net cash (used) provided by investment	123,257	-

Cash Flows from Financing Activities:
Sale of common stock	1,000	-
Proceeds from short term RP debenture	99,726
Net cash (used) provided by financing	100,726
		-
Net decrease in Cash and Cash Equivalent	15,394	-

Cash at Beginning of Period	-	-
Cash at End of Period	$15,394	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2014:

During 2014 Officers and Directors contributed services totaling $12,650 which have been accounted for as a capital contribution.

The company issued 67,500 shares common stock as Abraham Cinta’s compensation, valued at $270,000.

For the year ended December 31, 2013:

During 2013 Officers and Directors contributed services totaling $40,525 which have been accounted for as a capital contribution.

The accompanying notes are an integral part of these consolidated financial statements.

GO EZ CORPORATION

(FORMERLY E.R.C. ENERGY RECOVERY CORPORATION)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Go Ez Corporation (“the Company”) was incorporated on October 24, 1979 as E.R.C. Energy Recovery Corporation in the State of Delaware for the purpose of providing accounting, personnel recruiting and general business consulting. The Company changed its name to Go Ez Corporation on May 7, 2014. The Company acquired 70% of Federal Technology Agency, Inc. on December 22, 2014.

Principles of Consolidation – The consolidated financial statements for December 31, 2014 do not include the accounts of Evotech Capital S.A., the largest shareholder of the Company. Evotech is the investor acquiring 73% voting equity of the company, which is recognized as a change of control. The sale of common stocks was recorded at cost. The consolidated financial statements for December 31, 2013 include the accounts of Go Ez Corporation and Federal Technology Agency, Inc., of which Go Ez Corporation owns 70%. All significant intercompany balances and transactions have been eliminated.

Development Stage - The Company discontinued its operations in 1989 and was considered to be a Development Stage Company up through December 22, 2014 when it acquired 70% of the operations of Federal Technology Agency, Inc.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on property and equipment is determined using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Expenditures for maintenance and repairs are expensed when incurred.

Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets because of the short-term maturity of these financial instruments.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2014 or 2013. All tax years starting with 2010 are open for examination.

Revenue Recognition - The Company’s revenue is derived primarily from providing services under contractual agreements. The Company recognizes revenue in accordance with ASC Topic No. 605 based on the following criteria: Persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectability. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at December 31, 2014 and 2013 is $700 and $-0-, respectively.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

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

Recently Enacted Accounting Standards - The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

Recent Accounting Standards Updates (“ASU”) through ASU No. 2015-1 contains technical corrections to existing guidance or affects guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Fair Value of Financial Instruments - Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, derivative liability, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$268,403	$-	$-	$268,403
Total liabilities measured at fair value	$268,403	$-	$-	$268,403

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. The Company has also just recently acquired a subsidiary which may provide adequate working capital in the future. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following as of December 31:

	Year Ended December 31,
	2014	2013
Furniture and Fixtures	$11,218	$0
Less: Accumulated Depreciation	(745)	(0)
Net Property and Equipment	$10,474	$0

Depreciation expense on property and equipment was $60 and $0 for the years ended December 31, 2014 and 2013.

NOTE 4 - CONVERTIBLE DEBENTURES

8% Convertible Debenture – on July 1, 2014 the Company issued a convertible debenture, in the amount of $77,547, to a related entity in consideration for expenses and advances made on behalf of the Company. The Debenture provides for interest at 8% per year and is due on July 1, 2015. The Debenture is convertible at the option of the holder into the Company’s common stock at $0.001 per share. The beneficial conversion feature resulting from the discounted conversion price as compared to market price was valued on the date of issuance to be in excess of the proceeds received, accordingly, $77,547 was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the three months ended September 30, 2014 was $19,387, which amount has been recorded as interest expense. During the 4th quarter the Company entered into a novation agreement and issued 81 shares of preferred stock to extinguish the debenture so the remaining balance of the discount was recorded to interest expense. The debenture and accrued interest in the aggregate totaling $80,266 was converted to preferred stock.

8% Convertible Debenture - on July 1, 2014 the Company issued a convertible debenture, in the amount of $1,000, to Abraham Dominguez Cinta in consideration for expenses and advances made on behalf of the Company. The Debenture provides for interest at 8% per year and is due on July 1, 2015. The Debenture is convertible at the option of the holder into the Company’s common stock at $0.001 per share. The beneficial conversion feature resulting from the discounted conversion price as compared to market price was valued on the date of issuance to be in excess of the proceeds received, accordingly, $1,000 was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the three months ended September 30, 2014 was $250, which amount has been recorded as interest expense. During the 4th quarter the Company entered into a novation agreement and issued 2 shares of preferred stock to extinguish the debenture so the remaining balance of the discount was recorded to interest expense. The debenture and accrued interest in the aggregate totaling $1,035 was converted to preferred stock.

8% Convertible Debenture - on October 1, 2014 the Company issued a convertible debenture, in the amount of $16,247, to a related entity in consideration for expenses and advances made on behalf of the Company. The Debenture provides for interest at 8% per year and is due on October 1, 2015. The beneficial conversion feature resulting from the discounted conversion price as compared to market price was valued on the date of issuance to be in excess of the proceeds received, accordingly, $16,247 was recorded as a discount on debt and offset to additional paid in capital. The Debenture is convertible at the option of the holder into the Company’s common stock at $0.001 per share. During the same 4th quarter the Company entered into a novation agreement and issued 17 shares of preferred stock to extinguish the debenture so the remaining balance of the discount was recorded to interest expense. The debenture and accrued interest in the aggregate totaling $16,489 was converted to preferred stock.

8% Convertible Debenture - on October 1, 2014 the Company issued a convertible debenture, in the amount of $529, to Abraham Dominguez Cinta in consideration for expenses and advances made on behalf of the Company. The Debenture provides for interest at 8% per year and is due on October 1, 2015. The beneficial conversion feature resulting from the discounted conversion price as compared to market price was valued on the date of issuance to be in excess of the proceeds received, accordingly, $529 was recorded as a discount on debt and offset to additional paid in capital. The Debenture is convertible at the option of the holder into the Company’s common stock at $0.001 per share. During the same 4th quarter the Company entered into a novation agreement and issued 1 share of preferred stock to extinguish the debenture so the remaining balance of the discount was recorded to interest expense. The debenture and accrued interest in the aggregate totaling $537 was converted to preferred stock.

8% Convertible Debenture - on November 17, 2014 the Company issued a convertible debenture, in the amount of $4,403, to a related entity in consideration for expenses and advances made on behalf of the Company. The Debenture provides for interest at 8% per year and is due on October 1, 2015. The beneficial conversion feature resulting from the discounted conversion price as compared to market price was valued on the date of issuance to be in excess of the proceeds received, accordingly, $4,403 was recorded as a discount on debt and offset to additional paid in capital. The Debenture is convertible at the option of the holder into the Company’s common stock at $0.001 per share. During the same 4th quarter the Company entered into a novation agreement and issued 5 shares of preferred stock to extinguish the debenture so the remaining balance of the discount was recorded to interest expense. The debenture and accrued interest in the aggregate totaling $4,410 was converted to preferred stock.

NOTE 5 - SHAREHOLDERS’ EQUITY

On May 7, 2014 the Company amended its Articles of Incorporation to increase its authorized shares of common stock to 800,000,000 shares with a par value of $0.0001 per share and to increase its authorized preferred stock to 100,000,000 shares with a par value of $0.0001 per share. The change in par value has been reflected in the financial statements retroactively for all periods presented.

Stock Option and Incentive Plan - On July 21, 2014, our Board of Directors authorized and adopted a stock option and incentive plan, the 2014 Stock Option and Incentive Plan (the “Incentive Plan”). On July 21, 2014, the holders of at least a majority of the issued and outstanding shares of common stock of the Company approved the Incentive Plan. Pursuant to the Incentive Plan, the Company is authorized to grant options to purchase up to 5,000,000 shares of common stock to its employees, directors and consultants. The Incentive Plan provides for awards of incentive stock options and non-qualified stock options to acquire restricted stock. Incentive stock options granted under the Equity Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-qualified stock options granted under the Incentive Plan are not intended to qualify as incentive stock options under the Code.

 Stock Warrants

On April 30, 2014 the Company issued 1,000,000 shares of common stock for $1,000 ($.001 per share) to Evotech Capital, S.A., which resulted in a change in control of the company. In connection to this transaction, the Company issued former officers and directors, David C. Merrell and Michael C. Brwon, a collective three year stock warrant with a cashless feature at an exercise price of $0.20 per share to acquire the greater of 13,682 shares of the Company’s common stock (which is 1% of the post-Evotech SPA outstanding shares) or the number of shares equal to 1% of the fully-diluted outstanding shares of the Company’s common stock during such three year period, or to the Market Maturity date, whichever is sooner.

Pursuant to the acquisition of Federal Technology Agency, Inc. and the terms of the Stock Purchase Agreement of December 22, 2014 between the Company and Mr. Roger Ng, Roger Ng was transmitted warrants to purchase up to an aggregate of 10% of the GEZC’s outstanding common stock provided however that such execution shall not result in Ng holding of excess of 9.9% of the outstanding common shares issued. The warrant expires on December 22, 2016. The warrant grants Mr. Roger Ng to purchase up to an aggregate of ten (10%) percent of the Company’s outstanding common stock having an exercise price equal to seventy five (75%) percent of the volume weighted average closing price per shares of the Company’s common stock for the five (5) trading days immediately preceding the Company’s receipt of Roger Ng’s notice of exercise of the warrant, which may be exercised in whole or in part, at any time and from time to time from and after six (6) months from the date of the closing but shall expire after twenty four (24) months from the date of the closing.

A summary of the status of our outstanding warrants as of December 31, 2014 and December 31, 2013 and changes during the periods then ended is presented below:

	12/31/2014		12/31/2013
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
Outstanding, beginning of the period	-	$-	-	$-
Granted	180,106	0.2	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of the period	180,106	$1.97	-	-
Exercisable at the end of the period	180,106	$1.97	-	-
Weighted average fair value of options granted during the period		$-		$-

The following table summarizes the range of outstanding and exercisable options as of December 31, 2014:

Range of Exercise prices	Number Outstanding at December 31, 2014	Weighted average Life Remaining (years)	Exercise price	Number Exercisable at December 31, 2014	Weighted average Life Remaining (years)
$0.20	30,018	2.31	$0.20	30,018	2.31
$2.32	150,088	1.98	$2.32	150,088	1.98
	180,106			180,106

Capital Stock Designations - The Board of Directors have approved designations and rights for the Company’s capital stock as follows:

Series A Preferred Stock - 10,000 Shares, convertible after 6-months based on a formula, dividend preference of 80% of aggregate dividends declared, voting preference of 80% of aggregate voting rights, and a liquidation preference of 90% of available assets. Series A Preferred has preference over all other classes of stock.

Series B Preferred Stock - 500,000 Shares, convertible based on a formula, no dividends, no voting rights, liquidation preference up to $1,000 per share over all other classes of stock except Series A preferred. The Company retains call option after 36 months at 115% of cash price originally paid.

Series C Preferred Stock - 100,000 Shares, convertible after 12-months based on a formula, can receive dividends up to 20% of aggregate dividends declared, no voting rights, and a liquidation preference up to $1,000 per share over all other classes of stock except Series A & B preferred. The Company retains call option after 36 months at 115% of cash price originally paid.

Series D Preferred Stock - 2,000,000 Shares, convertible after 12-months based on a formula, no dividend rights, no voting rights, and a liquidation preference up to $1,000 per share over all classes of common stock. The Company has no call redemption rights.

Common Stock – common stockholders are entitled to 1-vote per share and can receive dividends up to 20% of the aggregate declared dividends. The Common stock has no conversion features.

Novation agreements - During December 2014 the Company entered into 5 novation agreements wherein the Company extinguished convertible debenture debt and related accrued interest through the issuance of an aggregate of 106 shares of series B preferred stock. Debentures and accrued interest in the aggregate amount of $102,737 was extinguished.

Acquisition agreement - During December 2014 the Company issued 70,000 shares of common stock, 5 shares of Series B preferred stock, and a common stock warrant to acquire Federal Technology Agency. The transaction was valued at $20,517,084.

NOTE 6 - CHANGE IN CONTROL

On April 30, 2014 the Company issued 1,000,000 shares of common stock for $1,000 ($.001 per share) to Evotech Capital, S.A. which resulted in a change in control of the company. 73% voting equity was acquired by Evotech Capital S.A.. The reason for the change of the control is that Company entered into a Stock Purchase Agreement with Evotech Capital S.A., a privately-held company organized under the laws of the British Virgin Islands, and the Company’s sole Directors and executive officers, David C. Merrell and Michael C. Brown (the “Evotech SPA”). Under the Evotech SPA, Evotech acquired 1,000,000 shares of common stock in exchange for $1,000 cash. In exchange for certain non-cash considerations, including agreeing to a lock-up of their shares and indemnifying Evotech, Messrs. Merrell and Brown are (i) guaranteed that their collective holdings will not be decreased to less than 4.99% of the Company’s outstanding common stock until the earlier of when (a) the average daily trading volume of the Company’s common stock over any 30 day trading period reaches $80,000 calculated by multiplying the daily volume by the closing last trade share price for that trading day; or (b) the aggregate revenues of the Company, beginning on the date of the Evotech SPA or April 22, 2014, reach $25 million, and any such revenues have been reported in the Company’s periodic reports filed with the SEC (“the “Market Maturity” date); and they will (ii) also receive a collective three year warrant with a cashless feature at an exercise price of $0.20 per share to acquire the greater of 13,682 shares of the Company’s common stock (which is 1% of the post-Evotech SPA outstanding shares) or the number of shares equal to 1% of the fully-diluted outstanding shares of the Company’s common stock during such three year period, or to the Market Maturity date, whichever is sooner. Evotech also provided the Company an additional $49,000 in the form of a demand loan for compromise and payment of all outstanding liabilities of the Company.

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

On May 7, 2014 the company changed its name to GO EZ Corporation.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - During the years ended December 31, 2014 and 2013, the Company paid compensation to its officers and Directors, in the form of common stocks, totaling 67,500 shares, valued at $270,000.  During 2014 and 2013, officers and Directors contributed services totaling $12,650 and $40,525 which have been accounted for as a contribution to capital.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advances from Related Party - Shareholders of the Company or entities related to the shareholders have paid expenses on behalf of the Company. For the years ended December 31, 2014 and 2013 these payments amounted to $99,726 and $1,527.  The Company has accounted for any such payments as advances payable to the related parties.  At December 31, 2014 and 2013 a balance of $1,600 and $103,412 is owed the related parties.

Accrued Interest - The Company has imputed interest at 8% per annum on balances owing to related parties.  At December 31, 2014 and 2013 the balance payable was $0 and $46,135 respectively.

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Loss available to common shareholders (numerator)	$(20,914,263)	$(64,046)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	1,038,755	368,200
Loss per share	(20.13)	(0.17)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Contingencies - The Company had previously been inactive for several years. Management believes that there are no unrecorded valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because of the likelihood that such an old liability would not still be valid no amount has been accrued in these financial statements for any such contingencies.

NOTE 10 - OTHER INCOME (EXPENSE)

In connection with a change of control during April 2014, the company entered into several agreements to settle amounts owed on outstanding accounts payable resulting in a gain on forgiveness of debt totaling $75,971.

In connection with an unsuccessful business acquisition, during the nine months ended June 30, 2013 the company recorded a gain on forgiveness of debt in the amount of $19,826.

NOTE 11 - INCOME TAXES

The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2014, and 2013.

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

Net deferred tax assets consist of the following components as of December 31, 2014, and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$17,100	$85,985
Related Party Accruals	600	14,001
Deferred tax liabilities
Depreciation	(300)	-

Valuation allowance	(17,400)	(99,986)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Book Income	$(8,157,500)	$(26,199)
Related Party Accruals	(17,400)	-
Contributed Services	15,805	11,602
Other Nondeductible Expenses	8,157,927	-
State Taxes	(200)	-
Valuation allowance	1,368	14,597
	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $44,000 that may be offset against future taxable income from the year 2015 through 2034. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 12 - BUSINESS ACQUISTIONS

Federal Technology Agency

On December 22, 2014, the Company entered into a Stock Purchase Agreement with Roger Ng, majority shareholder of FTA and completed its acquisition of FTA through its purchase of 7,000 shares of FTA common stock representing seventy (70%) percent of the issued and outstanding capital stock of FTA (the “Transaction”). As a result of the Transaction, FTA became a majority owned subsidiary of the Company. The entry into the Stock Purchase Agreement was approved by Unanimous Written Consent of the Board of Directors of the Company without a meeting on December 19, 2014.

The following unaudited pro forma condensed combined statement of operations reflects the results of operations of Go Ez Corporation for the twelve months ended December 31, 2014 as if acquisition of FTA had occurred on January 1, 2014.

The following unaudited pro forma condensed combined statement of operations reflects the results of operations of Go Ez Corporation for the twelve months ended December 31, 2013 as if acquisition of FTA had occurred on January 1, 2013.

Go Ez Corporation and Subsidiary

Pro Forma Condensed Combined Statements of Operations

For the Twelve Months Ended December 31, 2014

(Unaudited)

	Historical Statements
		Federal		Pro Forma
	Go Ez	Technology	Pro Forma	Condensed
	Corporation	Agency, Inc.	Adjustments	Combined

Services revenue	$-	$218,550	$-	$218,550
Operating expenses	349,010	234,452	-	583,462
Loss from Operations	(349,010)	(15,902)	-	(364,912)

Other income (expense)	(30,204)	-	(20,528,935)	(20,559,139)
Net loss	$(379,214)	$(15,902)	$(20,528,935)	$(20,924,051)

Go Ez Corporation (formerly E.R.C Energy Recovery Corporation) and Subsidiary
Pro Forma Condensed Combined Statements of Operations
For the Twelve Months Ended December 31, 2013
(Unaudited)

	Historical Statements
		Federal		Pro Forma
	Go Ez	Technology	Pro Forma	Condensed
	Corporation	Agency, Inc.	Adjustments	Combined

Services revenue	$-	$-	$-	$-
Operating expenses	73,637	823	-	74,460
Loss from Operations	(73,637)	(823)	-	(74,460)

Other income (expense)	9,591	-	-	9,591
Net loss	$(64,046)	$(823)	$-	$(64,869)

In accordance with terms of the FTA Stock Purchase Agreement, the purchase price paid by the Company at closing for 7,000 shares of FTA common stock representing seventy (70%) percent of the issued and outstanding capital stock of FTA consisted of $280,000 worth of restricted common shares of the Company, $20,000,000 worth of the Company’s Series B Preferred Stock and a common stock purchase warrant to purchase up to an aggregate of ten (10%) percent of the Company’s outstanding common stock having an exercise price equal to seventy five (75%) percent of the volume weighted average closing price per shares of the Company’s common stock for the five (5) trading days immediately preceding the Company’s receipt of FTA’s notice of exercise of the Warrant, which may be exercised in whole or in part, at any time and from time to time from and after six (6) months from the date of the closing but shall expire after twenty four (24) months from the date of the closing and such exercise shall not result in the Seller possessing in excess of 9.9% of the outstanding common shares issued. Because of the variable exercise price of the warrant, this resulted in a derivative liability of $256,551.15 valued on December 22, 2014 using a Black Scholes valuation model. This amount is included in Derivative Liability in the accompanying Balance Sheet. The Company’s restricted common shares and Series B Preferred Stock issued in this acquisition were valued at their fair value. As there is no active market for either the Company’s Series B preferred stock or the Company’s common stock, the issuance has been reflected as an investment in subsidiary of a total amount equal to 70% of the $27,810 stockholders’ equity of FTA as of December 22, 2014, or $19,467. The remaining 30% of the $27,810 stockholders’ equity of FTA at December 31, 2014, or $8,343, has been included in “non-controlling interest”. We incurred a loss on the acquisition of FTA, totaling $20,517,084, due to the Company not recognizing any goodwill.

In connection with the FTA Transaction, Mr. Carlos López resigned as the Chief Executive officer, Secretary and Director of FTA, and the following person were appointed to serve as executive officer and director of FTA:

•

Abraham Dominguez Cinta was appointed to fill the position of FTA’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and President and to serve as a member of FTA’s Board of Directors;

Mr. Carlos López was retained as a consultant of FTA in accordance with the terms of the Consulting Agreement executed between the parties on December 22, 2014.

Neither management of the Company nor FTA or Mr. Carlos López had any prior relationships with each other.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose, except as follows:

Acquisition of Cellular of Miami Beach, Inc.

On January 20, 2015, FTA entered into an Asset Purchase Agreement with Roger Ng, the owner of all of the issued and outstanding shares of capital stock of the Seller and completed its acquisition of the Seller through its issuance of sixty shares of the Company’s Preferred Series B stocks, and twenty-five thousand dollars’ worth of ($25,000) Promissory Note. Said Promissory Note will not carry any interest and matures one year from the date of the closing of this Transaction. The entry into the Asset Purchase Agreement was approved by Unanimous Written Consent of the Board of Directors of the Company without a meeting on January 19, 2015.

In accordance with the terms of the Agreement, the Seller shall validly and effectively grant, sell, convey, assign, transfer and deliver to FTA, upon and subject to the terms and conditions of this Agreement, all of the Seller’s right, title and interest in and to (i) the business as a going concern, and (ii) certain of the Seller’s assets set forth in the Agreement, properties and rights constituting the business or used in the business, which are described in this Agreement, free and clear of all liens, pledges, security interests, charges, claims, restrictions and encumbrances of any nature whatsoever, and (iii) all of the Seller’s rights, title and interest in the name “Cellular of Miami Beach, Inc.,” or any derivative thereof.

Security Registration

On February 12, 2015, we filed a Form S-1 Registration Statement with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement on Form S-1 registered an aggregate of 1,387,500 shares. This registration is not yet effective.

Incorporation Of Subsidiary

On February 2, 2015, we incorporated a wholly-owned subsidiary with name of Glophone International in the State of Florida, USA. Mr. Abraham Dominguez Cinta is appointed as the Director and President of the Subsidiary. Mr. Eduardo Paz is appointed as the Secretary of the Subsidiary.

Operating Lease Agreement

On March 2, 2015, Glophone International entered an operating lease agreement with Galio LLC. Galio is in the business of mobile retail and wholesale. Galio shall become an operating unit of Glophone International.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has noted two material weaknesses:

1.

Year End Closing Process: We noted that the Company did not have the controls in place to ensure that cutoff was proper for Accounts Payable and Accrued Expenses. We also noted that the Company continued to make adjustments to the trial balance after delivering the final trial balance to its auditor.

2.

Complex Accounting: The Company’s controls did not operate effectively to ensure the proper valuation of the beneficial conversion feature immediately prior to conversion of the underlying debt into shares of preferred stock. We also noted that the Company did not properly value the consideration paid for the Federal Technology Agency acquisition. This resulted in several material misstatements which were corrected through an audit adjustment.

Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2013, our internal controls over financial reporting were not effective.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

ITEM 9B: OTHER INFORMATION

None; not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation

Abraham Dominguez Cinta	Chief Executive Officer, Chief Financial Officer,	2014	*
	Secretary and Director

* These persons presently serve in the capacities indicated.

Background and Business Experience

Mr. Cinta was appointed a Director of the Company and elected to serve as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary on April 23, 2014. Abraham Dominguez Cinta, 26, is an executive manager and investment banker with a background in various industries including logistics, food and beverage, e-commerce and e-waste. His business and finance background includes financial due diligence, structuring and negotiations for acquisitions for both private and publicly-traded companies. Currently he is the founder and an executive director at GoEz Group, in 2011, he was a Business Analyst with the Mexican Ministry of Welfare performing various credit and finance analysis and marketing campaigns. In 2008, he was Project Manager at UDLAP Consultants, overseeing federal programs where he managed 15 people in charge of delivering consultancy sessions to over 1500 people. Mr. Cinta holds a Bachelor’s degree in Business Administration from La Universidad de las Americas Puebla, St Michael’s College, as well as a Master’s degree with specialization in Investment Banking from the University of Wales.

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

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers. Our Code of Ethics was filed as an Exhibit to the S-1 Registration Statement filed with the SEC on February 12, 2015.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because of our limited operations; and because we have only one Director and executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business combination or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Audit Committee

We have not established an Audit Committee because of our limited operations; and because we have only one director and executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business combination or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Abraham Dominguez Cinta President, Director, CEO & CFO	12/31/14	$270,000	$0	$0	$0	$0	$0	$0	$270,000

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Abraham Dominguez Cinta	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Abraham Dominguez Cinta	None	None	None	None	None	None	None

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than 5% of our common stock as of the date hereof, respectively based upon 1,500,878 shares being outstanding:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Evotech Capital, S.A.	1,000,000	66.6%
Common Stock	David C. Merrell	183,400	12.2%
Total		1,183,400	86.8%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date hereof, respectively based upon 1,500,878 shares being outstanding:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Abraham Dominguez Cinta	67,500	4.5%

Total (two persons)			4.5%

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders
Total	None	None	None

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

An Officer of the Company (Abraham Dominguez Cinta, our President and a Director) or entities related to the officers have paid expenses on behalf of the Company. For the years ended December 31, 2014, and 2013, these payments amounted to $99,726 and $1,527, respectively.  The Company has accounted for any such payments as advances payable to the related party.  At December 31, 2014 and 2013 a balance of $1,600 and $103,412 is owed to the related parties.The Company has imputed interest at 8% per annum on balances owing to related parties. At December 31, 2014 and 2013 the balance payable was $0 and $46,135 respectively. Interest expense to related parties amounted to $106,175 and $10,235 for the years ended December 31, 2014 and 2013, respectively.Except as indicated above, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

Evotech S.A. is the parent company of Go Ez Corporation.

Director Independence

We do not have any independent Directors serving on our Board of Directors, and we are not required to have any independent Directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2014, and 2013:

Fee Category	2014	2013
Audit Fees	$41,000	$10,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$41,000	$10,000

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

(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Title of Document	Location if other than attached hereto

3.1	Initial Certificate of Incorporation , as amended	Form S-1 Registration Statement filed with the SEC on February 12, 2015
3.2	Amended and Restated Certificate of Incorporation	Form S-1 Registration Statement filed with the SEC on February 12, 2015
14.1	Code of Business Conduct and Ethics	Form S-1 Registration Statement filed with the SEC on February 12, 2015
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Abraham Dominguez Cinta, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Abraham Dominguez Cinta, Secretary, Treasurer, CFO and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Abraham Dominguez Cinta, Secretary/Treasurer, CFO and Director.
99.1	Registration Statement	Form S-1 Registration Statement filed with the SEC on February 12, 2015
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	XBRL Taxonomy Extension Schema Document*

________________

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

GO EZ CORPORATION

Date: April 13, 2015	By:	/s/ Abraham Dominguez Cinta
Abraham Dominguez Cinta
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GO EZ CORPORATION

Date: April 13, 2015	By:	/s/ Abraham Dominguez Cinta
Abraham Dominguez Cinta
President and Director

Date: April 13, 2015	By:	/s/ Abraham Dominguez Cinta
Abraham Dominguez Cinta
Secretary, Treasurer, CFO and Director

