Form 10-Q
period 2015-03-31
GO EZ Corp
filed 2015-05-20
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ___________ to___________

Commission File No. 000-53116

GO EZ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	47-2488761
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6782 Collins Avenue, Miami Beach, FL 33141

(Address of Principal Executive Offices)

(650) 283-2907

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐. The Company does not have a corporate Website.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: May 18, 2015 – 1,500,878 shares of common stock.

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

GO EZ CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2015

4

GO EZ CORPORATION

CONTENTS

PAGE

Condensed Balance Sheets, March 31, 2015 (unaudited) and December 31, 2014	6

Unaudited Condensed Statements of Operations, for the three months ended March 31, 2015 and March 31, 2014	7

Unaudited Condensed Statements of Cash Flows, for the three months ended March 31, 2015 and March 31, 2014	8

Notes to Unaudited Condensed Financial Statements	9 - 15

GO EZ CORPORATION

 CONDENSED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$5,473	$15,394
Other receivable, net	9,806	-
Inventory	37,379	-
Prepaid expense	106	106
Total current assets	52,764	15,500

Property and equipment, net	14,921	10,474

Total Assets	$67,685	$25,974

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$35,813	$18,800
Advances from related party	54,275	1,600
Accrued expenses	14,466	-
Derivative liability	258,965	268,403
Payroll liabilities	-	4,503
Accrued tax	-	4,067
Note payable-related party	25,000	-
Debt	5,599	-
Total Current Liabilities	394,118	297,373

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value 100,000,000 shares authorized, 171 shares issued and outstanding	-	-
Common Stock, $.0001 par value, 800,000,000 shares authorized, 1,500,878 and 1,368,200 shares issued and outstanding at 2015 and 2014	151	151
Capital in excess of par value	261,324,187	21,316,377
Accumulated deficit	(261,652,796)	(21,593,649)
Non-controlling interest	2,025	5,722
Total Stockholders’ Equity (Deficit)	(326,433)	(271,399)

Total Liabilities and Stockholders' Equity (Deficit)	$67,685	$25,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO EZ CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2015	2014

REVENUES	$58,965	$-
Cost of goods sold	31,754	-
GROSS PROFIT	27,211	-

EXPENSES
General & administrative	70,190	507
Depreciation expenses	648	-
Bank service charge	135	-
Compensation expense	18,750	-
Payroll expenses	239	-
Non-cash contributed services	-	12,650
Total Expenses	$89,962	13,157

LOSS BEFORE OTHER INCOME (EXPENSE)	(62,571)	(13,157)

OTHER INCOME (EXPENSE):
Gain on derivative liability	9,437	-
Loss on acquisition	(240,007,725)	-
Interest expense	(310)	(2,550)
Finance charge	(1,516)	-
Other income	21	-
Total Other Income (Expense)	(240,000,093)	(2,550)

LOSS BEFORE INCOME TAXES	(240,062,844)	(15,707)

TAX EXPENSE	-	-

NET LOSS	(240,062,844)	(15,707)

Less: loss applicable to non-controlling interest in Federal Technology Agency, Inc.	3,697	-

NET LOSS	$(240,059,147)	$(15,707)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(160)	$(0.04)

Weighted-Average Common Shares Outstanding -Basic and Diluted	1,500,878	368,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO EZ CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(240,062,844)	$(15,707)
Adjustments to reconcile net loss to net cash:
Depreciation expense	648	-
Related party contributed services	-	12,650
Loss on asset acquisition	240,007,725	-
Contributed services	7,500	-
Related party contributed liabilities	309	-
(Gain) loss on derivative valuation	(9,438)	-
Decrease (increase) in operating assets
Inventory	(24,547)	-
Other receivable	(7,497)	-
Pre-paid	-	-
Increase (decrease) in operating liabilities
Accounts payable	17,010	507
Account payables - related party	54,275	-
Accrued interest - related party	-	2,550
Accrued expenses	4,299	-

Net Cash (Used) by Operating Activities	(12,560)	-

Cash Flows From Investing Activities:
Purchase of furniture and equipment	(5,094)	-
Cash acquired in CMB asset acquisition	2,134	-
Net Cash (Used) by Investing Activities	(2,960)	-

Cash Flows from Financing Activities:
Proceeds from short term related party debenture	5,599	-
Net Cash Provided by Financing Activities	5,599	-

Net Increase (Decrease) in Cash	(9,921)	-

Cash at Beginning of Period	15,394	-
Cash at End of Period	$5,473	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO EZ CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – Summary Of Significant Accounting Policies

Organization – Go Ez Corporation (“the Company”) was incorporated on October 24, 1979 as E.R.C. Energy Recovery Corporation in the State of Delaware for the purpose of providing accounting, personnel recruiting and general business consulting.  Currently, the Company provides technology devices, accessories and internet services in the United States of America. The products are sold through online and offline retailors, wholesale distributors. Internet technology services include full unit testing, framework design, development, implementation, and testing to internet services companies. The Company has wholly-owned subsidiaries in Miami, Florida, USA.  The Company changed its name to Go Ez Corporation on May 7, 2014.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and 2014 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation - The consolidated financial statements for March 31, 2015 do not include the accounts of Evotech Capital S.A., the largest shareholder of the Company. Evotech is the investor acquiring 73% voting equity of the company, which is recognized as a change of control. The sale of common stocks was recorded at cost. The consolidated financial statements for March 31, 2015 include the accounts of Go Ez Corporation, Federal Technology Agency, Inc., of which Go Ez Corporation owns 70%, and Glophone International Inc., a wholly-owned subsidiary of Go Ez Corporation. All significant intercompany balances and transactions have been eliminated.

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

Reclassification - The financial statements for periods prior to March 31, 2015 have been reclassified to conform to the headings and classifications used in the March 31, 2015 financial statements.

NOTE 2 – Going Concern

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

NOTE 3 – Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. As of March 31, 2015 and December 31 2014, the Company has recorded cash of $5,473 and $15,394, respectively.

NOTE 4 – Receivables

Receivables consist principally of amounts due from customer credit card transactions. We had $9,806 and $0 receivables as of March 31, 2015 and December 31 2014.

NOTE 5 – Merchandise Inventories

Merchandise inventories are recorded using first-in-first-out. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

Our inventory valuation reflects adjustments for anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory. Physical inventory counts are taken on a regular basis to ensure that the inventory reported in our consolidated financial statements is properly stated. The Company had $37,379 worth of merchandise inventories as of March 31, 2015.

NOTE 6 – Furniture And Equipment

Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets.

Furniture and equipment consists of the following as of March 31, 2015 and December 31, 2014:

	2015	2014
Furniture and Equipment	$16,314	$11,218
Less: Accumulated Depreciation	(1,393)	(745)
Net Property and Equipment	$14,921	$10,474

NOTE 7 – Liabilities

Accounts payables primarily consists of payables to customers who purchase phone top-up minutes from us. We usually pay off within one or two days of the transactions.

Accrued expenses primarily consist of accrued compensation to Company officer/director.

NOTE 8 – Notes and Debt

On January 20, 2015, the Company entered into an Asset Purchase Agreement with Roger Ng, the owner of all of the issued and outstanding shares of capital stock of the Seller and completed its acquisition of the Seller through its issuance of sixty shares of the Company’s Preferred Series B stocks, and twenty-five thousand dollars’ worth of ($25,000) Promissory Note. Said Promissory Note carries 0% interest and matures one year from the date of the closing of this Transaction. The company has imputed interest at rate of 6%.

FTA issued a series debt to Company officer /director for their cash contributions to the Company. On February 2, 2015, FTA issued debt with principle amount of $1,000, at 6% interest rate, mature in one year to Roger Ng for cash advances. On February 18, 2015, FTA issued debt with principle amount of $1,200, at 6% interest rate, mature in one year to Benedict Chen for cash advances. On March 9, 2015, FTA issued debt with principle amount of $400, at 6% interest rate, mature in one year to Benedict Chen for cash advances. On March 20, 2015, FTA issued debt with principle amount of $1,000, at 6% interest rate, mature in one year to Benedict Chen for cash advances.

On March 24, 2015, FTA issued debt with principle amount of $1000, at 6% interest rate, mature in one year to Benedict Chen for cash advances. On March 31, 2015, FTA issued debt with principle amount of $999, at 6% interest rate, mature in one year to Abraham Cinta for cash advances.

NOTE 9 – Revenue Recognition

The Company generates revenue principally from the sale of electronic products accessories, including mobile phones, selfie-sticks and smart watches and providing of internet services. The Company sells its products through retail, wholesale and online store. We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of services, the service has been provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise. For online sales, we defer revenue and the related product costs for shipments that are in-transit to the customer and recognize revenue at the time the customer receives the product. Online customers typically receive goods within a few days of shipment. Revenue from merchandise sales and services is reported net of sales returns. We recognized revenue of $58,965 and $0 during the three month period ended March 31, 2015 and 2014.

NOTE 10 – Cost of Goods Sold

Cost of goods sold consists primarily of costs related to products sold to customers. It includes manufacturing costs and shipping costs. Cost of goods sold for the three month period ended March 31, 2015 and 2014 is $31,754 and $0, respectively.

NOTE 11 – General and Administrative Expenses

General and administrative expenses consist of sales related cost, which include postage and delivery, as well as the costs of professional services, office supplies and other administrative expenses. We expect our general and administrative expense to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs related to being a public company. The Company recorded $70,190 and $507 general and administrative expenses for the three month period ended March 31, 2015 and 2014.

NOTE 12 – Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2014, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, derivative liability, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2015:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$258,965	$-	$-	$258,965
Total liabilities measured at fair value	$258,965	$-	$-	$258,965

For purpose of determining the fair market value of the derivative liability for the warrants, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.56%
Stock volatility factor	26.08%
Months to Maturity	20 Months
Expected dividend yield	None

For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, a reconciliation from the opening balances to the closing balances, disclosing separately changes during the period attributable to the following:  Total gains or losses for the period recognized in earnings, and the line item(s) in the income statement in which those gains or losses are recognized.:

Beginning balance as of January 1, 2014	$268,403
Fair value of derivative liabilities issued	0
Net Loss/Gain on change in derivative liability	(9,438)
Ending balance as of March 31, 2015	$258,965

NOTE 13 – Related Party Transactions

Management Compensation – During the periods ended March 31, 2015 and 2014, the Company did not pay any compensation to its officers and directors. We had accrued compensation of $11,250 at March 31, 2015.

Office Space – The Company has not had a need to rent office space. We are currently using our retail stores as our offices and  as a mailing address for the Company.

Advances from Related Party – Shareholders of the Company or entities related to them have paid expenses on behalf of the Company. For the three month periods ended March 31, 2015 these payments amounted to $54,275. The Company has accounted for any such payments as advances payable to related party.  At March 31, 2015 and December 31, 2014 a balance of $54,275 and $1,600, respectively, owed the related parties.

NOTE 14 – Loss per Share

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Loss available to common shareholders (numerator)	$(240,059,147)	$(15,707)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,500,878	368,200
LOSS PER COMMON SHARE	$(160)	$(0.04)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 15 – Commitments and Contingencies

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

NOTE 16 – Capital Stock

Amendment of Security Registration

On April 22, 2015, we filed an amendment to Form S-1 Registration Statement, previously filed on February 12, 2015. This Amendment is not effective yet.

Securities Registered for Issuance Under Equity Compensation Plans

On April 23, 2015, we filed Form S-8 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement registered 200,000 shares of Common Stock, par value $0.0001 per share, to be issued under the Go Ez Corporation 2015 Equity Incentive Plan. Proposed maximum offering price per share is at $4.00. This registration is effective immediately.

Capital Stock Designations – The Board of Directors have approved designations and rights for the Company’s capital stock as follows:

Series E Preferred Stock – 10,000 Shares, convertible after thirty days based on a formula, no dividend rights, no voting rights, no liquidation preference. Company has no call redemption rights.

NOTE 17 – Other Income (Expense)

We incurred a loss on asset purchase of Cellular Miami Beach of $240,007,725 for March 31, 2015. This is a result of 60 preferred shares and $25,000 note payable issued and payable to the seller. the preferred shares have no fair value, but are convertible into common stock at a ratio of 1 preferred share to 1,000,000 common shares.  At the current stock price of $4.00 this represents a total of $240,025,000. As $17,275 in assets were acquired, this resulted in the $240,007,725 loss.

NOTE 18 – Subsidiary

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

Overview

We are a provider of technology devices, accessories and internet services. We offer competitive products and services at unbeatable price to customers, small business owners who visit our stores, engage with CyberCoders, Inc. a subsidiary of On Assignment Inc., a leading global provider of in-demand, skilled professionals that match the Company with clients in need of our internet technology services. We have retail and online operations in the U.S. We have realized our revenue and earnings in the fiscal first quarter of year 2015. Consumer confidence, product life-cycle and competitive retail environment directly impact our performance. As a result of these factors, predicting our future revenue and earnings is difficult.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) improve operations of existing sale channels; (ii) work with vendor partners to bring innovative products to customers (iii) increase our sales force to reach high and stable sales throughout the year; (iv) sign long term, distribution/services agreements with customers to secure a constant stream of revenues and actively look for target companies which we are interested in acquiring and provide funding for such acquisition for future expansion.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

During the three months ended March 31, 2015, and 2014, we had revenues of $58,965 and $0, respectively.  General and Administrative expenses were $70,190 and $507 for the three months ended March 31, 2015, and 2014, respectively. We had non-cash contributed services of $0 and $12,650 with an interest expense of $310 and $2,550 for the three months ended March 31, 2015 and 2014.  We had  a net loss before income taxes of  $240,062,844 and $15,707 for the three months ended March 31st 2015 and 2014 respectively.  All of our activities have been attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

Liquidity and Capital Resources

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including level of funding required to support our operation and business expansion, the performance of our business, working capital management, capital expenditures, credit facilities and short-term borrowing arrangements. Capital expenditures and working capitals are a component of our cash flow, which we can adjust in response to changes in our business environment.

Working capital, the excess of current assets over current liabilities, was ($341,354) at March 31, 2015, a decrease from ($271,399) at December 31, 2014.

Sources of liquidity

Funds generated by operating activities, investing activities, available cash and cash equivalents are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

Capital Expenditures

Our capital expenditures typically include investments in our stores, distribution capabilities and information technology enhancements. During fiscal first quarter 2015, we invested $5,094 in property and equipment, primarily related to upgrading our retail technology systems and capabilities and store-related items.

Debt

We have $25,000 principal amount of promissory notes due January 20, 2016, at 6% interest rate per annum, debt for $1,000 at 6% interest rate due February 2nd 2016, $1,200, at 6% interest rate due February 18th 2016, $400 and $1,000 at 6% interest rate, due March 9th and 20th of 2016 respectively and $1,000 and $999 at 6% interest rate due March 24th and 31st of 2016 respectively. Refer to Note 8, of the Notes to Consolidated Financial Statements of this report.

Pursuant to the acquisition of Federal Technology Agency, Inc. and more fully discussed above in “ Securities Authorized in Connection with Acquisitions ”, Roger Ng was transmitted a one (1) common stock purchase warrant to purchase up to an aggregate of 10% of the GEZC’s outstanding common stock however such execution shall not result in Mr. Ng holding of excess of 9.9% of the outstanding common shares issued. The warrant expires on December 22, 2016.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31st, 2015, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Go Ez Corporation

Date: 2015/5/20	By:	/s/ Abraham Dominguez Cinta
Abraham Dominguez Cinta
President and Director

Date: 2015/5/20	By:	/s/ Abraham Dominguez Cinta
Abraham Dominguez Cinta
Secretary, Treasurer, CFO, and Director

