Form 10-Q
period 2015-06-30
GO EZ Corp
filed 2015-08-18
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53116

GO EZ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	47-2488761
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 12th – 1,630,080 shares of common stock.

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

3

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GO EZ CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

 GO EZ CORPORATION

5

GO EZ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2015 (unaudited)	December 31, 2014 (Audited)
CURRENT ASSETS:
Cash	$4,328	$15,394
Accounts receivables	41,275	-
Other receivable, net	2,763	-
Inventory	22,830	-
Prepaid expense	73,930	106
Total Current Assets	145,126	15,500

Property and equipment, net	14,158	10,474

Total Assets	$159,284	$25,974

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$66,987	$18,800
Advances from related party	19,672	1,600
Accrued expenses	27,486	-
Derivative liability	216,223	268,403
Payroll liabilities	-	4,503
Accrued tax	-	4,067
Note payable-related party	72,807	-
Debt – related party	6,599	-

Total Current Liabilities	409,774	297,373

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value 100,000,000 shares authorized, 171 shares issued and outstanding	-	-
Common stock, $.0001 par value, 800,000,000 shares authorized, 1,630,080 and 1,368,200 shares issued and outstanding at 2015 and 2014, respectively	163	151
Capital in excess of par value	261,844,527	21,316,377
Accumulated deficit	(262,108,838)	(21,593,649)
Non-controlling interest	13,658	5,722
Total Stockholders’ Equity (Deficit)	(250,490)	(271,399)

Total Liabilities and Stockholders' Equity (Deficit)	$159,284	$25,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GO EZ CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$77,363	$-	$136,328	$-
Cost of goods sold	24,284	-	56,038	-
GROSS PROFIT	53,079	-	80,290	-

EXPENSES
General & administrative	81,159	45,909	151,348	46,048
Depreciation expenses	763	-	1,411	-
Bank service charge	148	368	283	368
Compensation expense	458,250	-	477,000	-
Payroll expenses	-	-	239	-
Non-cash contributed services	-	7,500	-	20,150
Total Expenses	540,320	53,777	630,281	66,566
LOSS BEFORE OTHER INCOME (EXPENSE)	(487,241)	(53,777)	(549,992)	(66,566)
OTHER INCOME (EXPENSE):
Gain on derivative liability	42,742	-	52,180	-
Gain of forgiveness of debt	-	75,971	-	75,971
Loss on acquisition	-	-	(240,007,725)	-
Interest expense	(472)	-	(782)	(2,550)
Finance charge	1,364	-	(153)	-
Other income	-	-	21	-
Total Other Income (Expense)	43,634	75,971	(239,956,459)	73,421
LOSS BEFORE INCOME TAXES	(443,607)	22,561	(240,506,451)	-
TAX EXPENSE	(800)	-	(800)	-

NET LOSS	$(444,407)	$22,561	$(240,507,251)	$6,855

Gain applicable to non-controlling interest in Federal Technology Agency, Inc.	(11,369)	-	(7,936)	-
NET INCOME (LOSS)	$(455,776)	$22,561	$(240,515,187)	$6,855
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.29)	$.02	$(155.78)	$.01
Weighted-Average Common Shares Outstanding, -Basic and Diluted	1,586,592	1,049,519	1,543,972	710,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GO EZ CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(240,507,251)	$6,855
Adjustments to reconcile net loss to net cash:
Depreciation expense	1,411	-
(Gain) Loss on asset acquisition	240,007,725	-
Issuance of common stock for services	447,000	-
Related party contributed services	7,500	-
(Gain) Loss on derivative valuation	(52,180)	-
Related party contributed liabilities	662	-
Non-cash contributed services	-	20,150
Non-cash expenses – capital contribution	-	8,537
Non-cash forgiveness of debt	-	(75,971)
Decrease (increase) in operating assets
Accounts receivable	(38,966)	-
Other receivables	(2,763)	-
Inventory	(9,998)	-
Pre-paid & other assets	(824)	-
Increase (decrease) in operating liabilities
Accounts payable	48,182	(40,301)
Account payables - related party	-	77,180
Accrued interest - related party	-	2,550
Accrued expenses	17,318	-
Related party payables	19,672	-
Advanced debt	6,599	-
Net Cash (Used) by Operating Activities	(55,913)	(1,000)

Cash Flows From Investing Activities:
Purchase of fixed assets	(5,049)	-
Cash acquired in CMB asset acquisition	2,134	-
Net Cash (Used) by Investing Activities	(2,960)	-

Cash Flows from Financing Activities:
Proceeds from short term debenture – related party	47,807	-
Issuance of common stock for cash	-	1,000
Net Cash Provided by Financing Activities	47,807	1,000

Net Increase (Decrease) in Cash	(11,066)	-

Cash at Beginning of Period	15,394	-
Cash at End of Period	$4,328	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Transactions
Common stock issued for prepaid services	$73,000	$-
Contributed payments on behalf of company	$-	$152,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GO EZ CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Condensed Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinionof management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and 2014 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2014 audited financial statements. The results of operations for the three months ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation - The consolidated financial statements for June 30, 2015 do not include the accounts of Evotech Capital S.A., the largest shareholder of the Company. Evotech is the investor acquiring 73% voting equity of the company, which is recognized as a change of control. The sale of common stocks was recorded at cost. The consolidated financial statements for June 30, 2015 include the accounts of Go Ez Corporation, Federal Technology Agency, Inc.(“FTA”), of which Go Ez Corporation owns 70%, and Glophone International Inc., a wholly-owned subsidiary of Go Ez Corporation. All significant intercompany balances and transactions have been eliminated.

Accounting Estimates- The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Reclassification - The financial statements for periods prior to June 30, 2015 have been reclassified to conform to the headings and classifications used in the June 30, 2015 financial statements.

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

NOTE 3 – Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. As of June 30, 2015 and December 31, 2014, the Company has recorded cash of $4,328 and $15,394, respectively.

NOTE 4 – Receivables

Receivables consist principally of amounts due from customer credit card transactions. We had $41,275 and $0 receivables as of June 30, 2015 and December 31, 2014.

NOTE 5 – Merchandise Inventories

Merchandise inventories are recorded using first-in-first-out. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

Our inventory valuation reflects adjustments for anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory. Physical inventory counts are taken on a regular basis to ensure that the inventory reported in our consolidated financial statements is properly stated. The Company had $22,830 worth of merchandise inventories as of June 30, 2015.

NOTE 6 – Furniture And Equipment

Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets.

Furniture and equipment consists of the following as of June 30, 2015 and December 31, 2014:

	2015	2014
Furniture and Equipment	$16,369	$11,218
Less: Accumulated Depreciation	(2,211)	(745)
Net Property and Equipment	$14,157	$10,474

NOTE 7 – Liabilities

Accounts payables primarily consists of payables to customers who purchase phone top-up minutes from us. We usually pay off within one or two days of the transactions.

Accrued expenses primarily consist of accrued compensation to Company officer/director.

NOTE 8 – Notes and Debt

On January 20, 2015, the Company entered into an Asset Purchase Agreement with Roger Ng, the owner of all of the issued and outstanding shares of capital stock of FTA and completed its acquisition of FTA through its issuance of sixty shares of the Company’s Preferred Series B stock, and a twenty-five thousand dollar ($25,000) Promissory Note. Said Promissory Note carries 0% interest and matures one year from the date of the closing of this Transaction.

FTA issued a series debt to Company officers/directors for their cash contributions to the Company. On February 2, 2015, FTA issued debt with principle amount of $1,000, at 6% interest rate, maturing in one year to Roger Ng for cash advances. On February 18, 2015, FTA issued debt with principle amount of $1,200, at 6% interest rate, maturing in one year to Benedict Chen for cash advances. On March 9, 2015, FTA issued debt with principle amount of $400, at 6% interest rate, maturing in one year to Benedict Chen for cash advances. On March 20, 2015, FTA issued debt with principle amount of $1,000, at 6% interest rate, maturing in one year to Benedict Chen for cash advances.

On March 24, 2015, FTA issued debt with principle amount of $1000, at 6% interest rate, maturing in one year to Benedict Chen for cash advances. On March 31, 2015, FTA issued debt with principle amount of $999, at 6% interest rate, maturing in one year to Abraham Cinta for cash advances.

On June 24, 2015, FTA issued debt with principle amount of $1000, at 6% interest rate, maturing in one year to Benedict Chen for cash advances

NOTE 9 – Revenue Recognition

The Company generates revenue principally from the sale of electronic products accessories, including mobile phones, selfie-sticks and smart watches and providing of internet services. The Company sells its products through retail, wholesale and online store. We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of services, the service has been provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise. For online sales, we defer revenue and the related product costs for shipments that are in-transit to the customer and recognize revenue at the time the customer receives the product. Online customers typically receive goods within a few days of shipment. Revenue from merchandise sales and services is reported net of sales returns. We recognized revenue of $136,328 and $0 during the six month period ended June 30, 2015 and 2014, respectively.

NOTE 10 – Cost of Goods Sold

Cost of goods sold consists primarily of costs related to products sold to customers. It includes manufacturing costs and shipping costs. Cost of goods sold for the six month period ended June 30, 2015 and 2014 is $56,038 and $0, respectively.

NOTE 11 –General and Administrative Expenses

General and administrative expenses consist of sales related cost, which include postage and delivery, as well as the costs of professional services, office supplies and other administrative expenses. We expect our general and administrative expense to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs related to being a public company. The Company recorded $152,687 and $46,048 general and administrative expenses for the six month period ended June 30, 2015 and 2014, respectively.

NOTE 12 – Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2014, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, derivative liability, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-
Liabilities
Derivative Liability	$216,223	$-	$-	$216,223
Total liabilities measured at fair value	$216,223	$-	$-	$216,223

For purpose of determining the fair market value of the derivative liability for the warrants, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.46%
Stock volatility factor	37.06%
Months to Maturity	18 Months
Expected dividend yield	None

b. For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, a reconciliation from the opening balances to the closing balances, disclosing separately changes during the period attributable to the following: Total gains or losses for the period recognized in earnings, and the line item(s) in the income statement in which those gains or losses are recognized.:

Beginning balance as of January 1, 2014	$268,403
Fair value of derivative liabilities issued	0
Net Loss/Gain on change in derivative liability	(52,180)
Ending balance as of June 30, 2015	$216,223

NOTE 13 – Related Party Transactions

Management Compensation – During the periods ended June 30, 2015 and 2014, the Company did not pay any compensation to its officers and directors. We had accrued compensation of $22,500 at June 30, 2015.

Office Space– The Company has not had a need to rent office space. we are currently using our retail stores as our offices and as a mailing address for the Company.

Advances from Related Party –Shareholders of the Company or entities related to them have paid expenses on behalf of the Company. Forthe six month periods ended June 30, 2015 these payments amounted to $72,478,947. The Company has accounted for any such payments as advances payable to related party. At June 30, 2015 and December 31, 2014 a balance of $99,077 and $1,600, respectively, owed to the related parties.

NOTE 14 – Loss per Share

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Loss available to common shareholders (numerator)	$(455,776)	$22,561	$(240,515,187)	$6,855
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,586,592	1,049,519	1,543,972	710,741
LOSS PER COMMON SHARE	$(0.29)	$0.02	$(155.78)	$(0.01)

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

NOTE 17 – Other Income (Expense)

We incurred a loss on asset purchase of Cellular Miami Beach of $240,007,725 for June 30, 2015.This is a result of 60 preferred shares and $25,000 note payable issued and payable to the seller. the preferred shares have no fair value, but are convertible into common stock at a ratio of 1 preferred share to 1,000,000 common shares. At the stock price of $4.00 at the time of the acquisition, this represents a total of $240,025,000. As $17,275 in assets were acquired, this resulted in the $240,007,725 loss.

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

NOTE 19 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose, except as follows:

Loan from Related Party – on July 30, 2015 the Company received a loan, in the amount of $22,000 from a related entity in consideration for expenses and advances made on behalf of the Company. The loan provides for interest at 6% per year and is due on July 30, 2016.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward looking Statements

Statements made in this Quarterly Report which are not purely historical are forward looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance of our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) improve operations of existing sale channels; (ii) work with vendor partners to bring innovative products to customers (iii) increase our sales force to reach high and stable sales throughout the year; (iv) sign long term, distribution/services agreements with customers to secure a constant stream of revenues andactively look for target companies which we are interested in acquiring and provide funding for such acquisition for future expansion.

Results of Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

During the six months ended June 30, 2015, and 2014, we had revenues of $136,328 and $0, respectively. General and Administrative expenses were $152,687 and $46,048 for the six months ended June 30, 2015, and 2014, respectively. We had non-cash contributed services of $0 and $20,150 with an interest expense of $783 and $2,550 for the six months ended June 30, 2015 and 2014. We had a net loss before income taxes of $240,507,251 and a net gain of $6,855 for the six months ended June 30, 2015 and 2014 respectively. All of our activities have been attributable to keeping our Company current in the State of Delaware and with the Securities and Exchange Commission.

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

Working capital, the excess of current assets over current liabilities, was ($264,648) at June 30, 2015, a decrease from ($281,873) at December 31, 2014.

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

Debt

We have $25,000 principal amount of promissory notes due January 20, 2016, at 6% interest rate per annum, debt for $1,000 at 6% interest rate due February 2nd 2016, $1,200, at 6% interest rate due February 18th 2016, $400 and $1,000 at 6% interest rate, due March 9th and 20th of 2016 respectively and $1,000 and $999 at 6% interest rate due March 24th and 31st of 2016 respectively. On June 24, 2015 we received $1,000 due on June 24 2016 at an interest rate of 6%, Refer to Note 8, of the Notes to Consolidated Financial Statements of this report.

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

____________

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

Go Ez Corporation

Date: August 18, 2015	By:
Abraham Dominguez Cinta, President and Director

Date: August 18, 2015	By:
Abraham Dominguez Cinta ,Secretary, Treasurer, CFO, and Director

