Form 10-Q
period 2015-09-30
GO EZ Corp
filed 2015-11-23
CIK 314197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(650) 283-2907

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐. The Company does not have a corporate Website.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: November 23, 2015– 1,670,878 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to "Go Ez," the "Company," "we," "us," "our" and words of similar import refer to Go Ez Corporation, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

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

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an "emerging growth company," as defined in Section 2(a)(19) of the Securities Act, by the Jumpstart Our Business Startups Act (the "JOBS Act"). An issuer qualifies as an "emerging growth company" if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a "large accelerated filer," as defined in Section 240.12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act").

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer's internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called "golden parachute" compensation, or compensation upon termination of an employee's employment.

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

GO EZ CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

GO EZ CORPORATION

5

GO EZ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2015	December 31, 2014
	(unaudited)	(Audited)
CURRENT ASSETS:
Cash	$2,534	$15,394
Accounts receivables	65,000	-
Other receivable, net	2,545	-
Inventory	3,382	-
Prepaid expense	73,106	106
Total Current Assets	146,567	15,500

Property and equipment, net	13,342	10,474

Total Assets	$159,909	$25,974

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$59,531	$18,800
Advances from related party	29,389	1,600
Accrued expenses	37,462	-
Derivative liability	76,859	268,403
Payroll liabilities	-	4,503
Accrued tax	-	4,067
Note payable-related party	64,812	-
Debt - related party	19,793	-

Total Current Liabilities	287,846	297,373

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 100,000,000 shares authorized, 171 shares issued and outstanding	-	-
Common stock, $.0001 par value, 800,000,000 shares authorized, 1,670,878 and 1,500,878 shares issued and outstanding at 2015 and 2014, respectively	167	151
Capital in excess of par value	261,909,589	21,316,377
Accumulated deficit	(262,058,088)	(21,593,649)
Non-controlling interest	20,395	5,722
Total Stockholders' Equity (Deficit)	(127,937)	(271,399)

Total Liabilities and Stockholders' Equity (Deficit)	$159,909	$25,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GO EZ CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	$53,441	$-	$189,769	$-
Cost of goods sold	25,896	-	81,934	-
GROSS PROFIT	27,545	-	107,835	-

EXPENSES
General & administrative	32,036	12,198	183,331	58,246
Depreciation expenses	816	-	2,282	-
Bank service charge	34	410	317	778
Compensation expense	75,838	-	552,838	-
Payroll expenses	-	-	239	-
Non-cash contributed services	-	11,250	-	31,400
Total Expenses	108,724	23,858	739,007	90,424

LOSS BEFORE OTHER INCOME (EXPENSE)	(81,179)	(23,858)	(631,172)	(90,424)

OTHER INCOME (EXPENSE):
Gain on derivative liability	139,364	-	191,544	-
Gain of forgiveness of debt	-	-	-	75,971
Loss on acquisition	-	-	(240,007,725)	-
Interest expense	(700)	(21,208)	(1,482)	(23,758)
Finance charge	-	-	(153)	-
Other income	-	-	21	-
Total Other Income (Expense)	(138,664)	(21,208)	(239,817,795)	52,213

INCOME (LOSS) BEFORE INCOME TAXES	57,485	(21,208)	(240,448,967)	(38,211)
TAX EXPENSE	-	-	(800)	-

NET INCOME (LOSS)	$57,485	$(45,066)	$(240,449,767)	$(38,211)

Gain applicable to non-controlling interest in Federal Technology Agency, Inc.	(6,909)	-	(14,673)	-
NET INCOME (LOSS)	$50,576	$(45,066)	$(240,426,440)	$(38,211)
BASIC AND DILUTED LOSS PER COMMON SHARE	$.03	$(.03)	$(152.57)	$(.04)
Weighted-Average Common Shares Outstanding - Basic and Diluted	1,637,835	1,368,200	1,575,878	932,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GO EZ CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
NetLoss	$(240,449,766)	$(38,211)
Adjustments to reconcile net loss to net cash:
Depreciation expense	2,282	-
(Gain) Loss on asset acquisition	240,007,725	-
Issuance of common stock for services	507,004	-
Related party contributed services	12,088	-
(Gain) Loss on derivative valuation	(191,544)	-
Related party contributed liabilities	1,136	-
Non-cash contributed services	-	31,400
Non-cash expenses – capital contribution	-	8,537
Non-cash forgiveness of debt	-	(75,971)
Non-cash expenses – amortization of discount		19,637
Decrease (increase) in operating assets
Accounts receivable	(65,255)	-
Inventory	9,450	-
Increase (decrease) in operating liabilities
Accounts payable	40,727	(46,005)
Increase in advances from related party	-	95,492
Accrued interest - related party	-	4,121
Accrued expenses	27,294	-
Related party payables	19,672	-
Advanced debt	6,599	-
Net Cash (Used) by Operating Activities	(72,568)	(1,000)

Cash Flows From Investing Activities:
Purchase of fixed assets	(5,149)	-
Cash acquired in CMB asset acquisition	2,134	-
Net Cash (Used) by Investing Activities	(3,015)	-

Cash Flows from Financing Activities:
Proceeds from short term debenture – related party	62,723	-
Issuance of common stock for cash	-	1,000
Net Cash Provided by Financing Activities	62,723	1,000

Net Increase (Decrease) in Cash	(12,860)	-

Cash at Beginning of Period	15,394	-
Cash at End of Period	$2,534	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Transactions
Common stock issued for prepaid services	$73,000	$-
Contributed payments on behalf of company	$-	$152,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GO EZ CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary Of Significant Accounting Policies

Organization - Go Ez Corporation ("the Company") was incorporated on October 24, 1979 as E.R.C. Energy Recovery Corporation in the State of Delaware for the purpose of providing accounting, personnel recruiting and general business consulting. Currently, the Company provides technology devices, accessories and internet services in the United States of America. The products are sold through online and offline retailors, wholesale distributors. Internet technology services include full unit testing, framework design, development, implementation, and testing to internet services companies. The Company has wholly-owned subsidiaries in Miami, Florida, USA. The Company changed its name to Go Ez Corporation on May 7, 2014.

Condensed Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinionof management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and 2014 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2014 audited financial statements. The results of operations for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation - The consolidated financial statements for September 30, 2015 do not include the accounts of Evotech Capital S.A., the largest shareholder of the Company. Evotech is the investor acquiring 60% voting equity of the company, which is recognized as a change of control. The sale of common stocks was recorded at cost. The consolidated financial statements for September 30, 2015 include the accounts of Go Ez Corporation, Federal Technology Agency, Inc.("FTA"), of which Go Ez Corporation owns 70%, and Glophone International Inc., a wholly-owned subsidiary of Go Ez Corporation. All significant intercompany balances and transactions have been eliminated.

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

Reclassification - The financial statements for periods prior to September 30, 2015 have been reclassified to conform to the headings and classifications used in the September 30, 2015 financial statements.

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

NOTE 3 - Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. As of September 30, 2015 and December 31, 2014, the Company has recorded cash of $2,534 and $15,394, respectively.

NOTE 4 - Receivables

Receivables consist principally of amounts due from customer credit card transactions. We had $65,000 and $0 receivables as of September 30, 2015 and December 31, 2014.

NOTE 5 - Merchandise Inventories

Merchandise inventories are recorded using first-in-first-out. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

Our inventory valuation reflects adjustments for anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory. Physical inventory counts are taken on a regular basis to ensure that the inventory reported in our consolidated financial statements is properly stated. The Company had $3,382 worth of merchandise inventories as of September 30, 2015.

NOTE 6 - Furniture And Equipment

Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets.

Furniture and equipment consists of the following as of September 30, 2015 and December 31, 2014:

	2015	2014

Furniture and Equipment	$16,369	$11,218
Less: Accumulated Depreciation	(3,027)	(745)
Net Property and Equipment	$13,342	$10,474

NOTE 7 - Liabilities

Accounts payables primarily consists of payables to customers who purchase phone top-up minutes from us. We usually pay off within one or two days of the transactions.

Accrued expenses primarily consist of accrued compensation to Company officer/director.

NOTE 8 - Notes and Debt

On January 20, 2015, the Company entered into an Asset Purchase Agreement with Roger Ng, the owner of all of the issued and outstanding shares of capital stock of FTA and completed its acquisition of FTA through its issuance of sixty shares of the Company's Preferred Series B stock, and a twenty-five thousand dollar ($25,000) Promissory Note. Said Promissory Note carries 0% interest and matures one year from the date of the closing of this Transaction.

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

On March 24, 2015, FTA issued debt with principle amount of $1,000, at 6% interest rate, maturing in one year to Benedict Chen for cash advances. On March 31, 2015, FTA issued debt with principle amount of $999, at 6% interest rate, maturing in one year to Abraham Cinta for cash advances.

On June 24, 2015, FTA issued debt with principle amount of $1,000 at 6% interest rate, maturing in one year to Benedict Chen for cash advances

On July 30, 2015 the Company received a loan, in the amount of $22,790 from a related entity in consideration for expenses and advances made on behalf of the Company. The loan provides for interest at 6% per year and is due on July 30, 2016.

As of September 30, 2015, Glophone has received cash advances from related parties for a total of $39,812. Which include cash advances from Abraham Cinta for $22,567 and $17,245 from Roger Ng.

NOTE 9 - Revenue Recognition

The Company generates revenue principally from the sale of electronic products accessories, including mobile phones, selfie-sticks and smart watches and providing of internet services. The Company sells its products through retail, wholesale and online store. We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of services, the service has been provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise. For online sales, we defer revenue and the related product costs for shipments that are in-transit to the customer and recognize revenue at the time the customer receives the product. Online customers typically receive goods within a few days of shipment. Revenue from merchandise sales and services is reported net of sales returns. We recognized revenue of $189,769 and $0 during the nine month period ended September 30, 2015 and 2014, respectively.

NOTE 10 - Cost of Goods Sold

Cost of goods sold consists primarily of costs related to products sold to customers. It includes manufacturing costs and shipping costs. Cost of goods sold for the nine month period ended September 30, 2015 and 2014 is $81,934 and $0, respectively.

NOTE 11 - General and Administrative Expenses

General and administrative expenses consist of sales related cost, which include postage and delivery, as well as the costs of professional services, office supplies and other administrative expenses. We expect our general and administrative expense to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs related to being a public company. The Company recorded $183,331 and $46,048 general and administrative expenses for the nine month period ended September 30, 2015 and 2014, respectively.

NOTE 12 - Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, derivative liability, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, "Fair Value Measurements") for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

Fair Value of Financial Instruments

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$76,859	$-	$-	$76,859
Total liabilities measured at fair value	$76,859	$-	$-	$76,859

For purpose of determining the fair market value of the derivative liability for the warrants, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.49%
Stock volatility factor	57.68/%
Months to Maturity	15 Months
Expected dividend yield	None

b. For recurring fair value measurements categorized within Level 3 of the fair value hierarchy, a reconciliation from the opening balances to the closing balances, disclosing separately changes during the period attributable to the following: Total gains or losses for the period recognized in earnings, and the line item(s) in the income statement in which those gains or losses are recognized.:

Beginning balance as of January 1, 2014	$268,403
Fair value of derivative liabilities issued	0
Net Loss/Gain on change in derivative liability	(191,544)
Ending balance as of September 30, 2015	$76,859

NOTE 13 - Related Party Transactions

Management Compensation – During the periods ended September 30, 2015 and 2014, the Company did not pay any compensation to its officers and directors. We had accrued compensation of $33,750 at September 30, 2015.

Office Space – The Company has not had a need to rent office space. we are currently using our retail stores as our offices and as a mailing address for the Company.

Advances from Related Party – Shareholders of the Company or entities related to them have paid expenses on behalf of the Company. Forthe nine month periods ended September 30, 2015 these payments amounted to $113,873. The Company has accounted for any such payments as advances payable to related party. At September 30, 2015 and December 31, 2014 a balance of $113,873 and $1,600, respectively, owed to the related parties.

NOTE 14 - Loss per Share

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30,2015	For the Nine Months Ended September 30, 2014

Income/ (Loss) available to common shareholders (numerator)	$50,576	$(45,066)	$(240,426,440)	$(38,211)
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	1,637,835	1,368,200	1,575,878	932,303
INCOME / (LOSS) PER COMMON SHARE	$.03	$(.03)	$(152.57)	$(.04)

Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 15 - Commitments and Contingencies

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

The company has a commitment with a consultant working under FTA to pay 30% of the net income generated by FTA at year end; the Company is unable to estimate the amount of year end net income and therefore has not accrued for this expense.

NOTE 16 - Capital Stock

Amendment of Security Registration

On October 22, 2015, we filed an amendment to Form S-1 Registration Statement, previously filed on February 12, 2015. This Amendment is effective.

Securities Registered for Issuance Under Equity Compensation Plans

On April 23, 2015, we filed Form S-8 with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement registered 200,000 shares of Common Stock, par value $0.0001 per share, to be issued under the Go Ez Corporation 2015 Equity Incentive Plan. Proposed maximum offering price per share is at $4.00. This registration is effective immediately.

Capital Stock Designations – The Board of Directors have approved designations and rights for the Company's capital stock as follows:

Series E Preferred Stock – 10,000 Shares, convertible after thirty days based on a formula, no dividend rights, no voting rights, no liquidation preference. Company has no call redemption rights.

Compensation for services - the Board of Directors have approved and issued 170,000 shares of the corporation for services issued valued at $580,000 during the nine months ended September 30, 2015.

NOTE 17 - Other Income (Expense)

We incurred a loss on asset purchase of Cellular Miami Beach of $240,007,725 for September 30, 2015. This is a result of 60 preferred shares and $25,000 note payable issued and payable to the seller. the preferred shares have no fair value, but are convertible into common stock at a ratio of 1 preferred share to 1,000,000 common shares. At the stock price of $4.00 at the time of the acquisition, this represents a total of $240,025,000. As $17,275 in assets were acquired, this resulted in the $240,007,725 loss.

NOTE 18 - Subsidiary

Acquisition of Cellular of Miami Beach, Inc.

On January 20, 2015, FTA entered into an Asset Purchase Agreement with Roger Ng, the owner of all of the issued and outstanding shares of capital stock of the Seller and completed its acquisition of the Seller through its issuance of sixty shares of the Company's Preferred Series B stocks, and twenty-five thousand dollars' worth of ($25,000) Promissory Note. Said Promissory Note will not carry any interest and matures one year from the date of the closing of this Transaction. The entry into the Asset Purchase Agreement was approved by Unanimous Written Consent of the Board of Directors of the Company without a meeting on January 19, 2015.

In accordance with the terms of the Agreement, the Seller shall validly and effectively grant, sell, convey, assign, transfer and deliver to FTA, upon and subject to the terms and conditions of this Agreement, all of the Seller's right, title and interest in and to (i) the business as a going concern, and (ii) certain of the Seller's assets set forth in the Agreement, properties and rights constituting the business or used in the business, which are described in this Agreement, free and clear of all liens, pledges, security interests, charges, claims, restrictions and encumbrances of any nature whatsoever, and (iii) all of the Seller's rights, title and interest in the name "Cellular of Miami Beach, Inc.," or any derivative thereof.

Incorporation Of Subsidiary

On February 2, 2015, we incorporated a wholly-owned subsidiary with name of Glophone International in the State of Florida, USA. Mr. Abraham Dominguez Cinta is appointed as the Director and President of the Subsidiary. Mr. Eduardo Paz is appointed as the Secretary of the Subsidiary.

NOTE 19 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose, except as follows:

Loan from Related Party – on November 17, 2015 the Company received a loan, in the amount of $33,000 from a related entity in consideration for expenses and advances made on behalf of the Company. The loan provides for interest at 6% per year and is due on November 20, 2016.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations.

Forward looking Statements

Statements made in this Quarterly Report which are not purely historical are forward looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance of our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may," "would," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets" or similar expressions.

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

Results of Operations

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

During the nine months ended September 30, 2015, and 2014, we had revenues of $189,769 and $0, respectively. General and Administrative expenses were $183,331 and $58,246 for the nine months ended September 30, 2015, and 2014, respectively. We had non-cash contributed services of $12,088 and $31,400 with an interest expense of $1,482 and $23,758 for the nine months ended September 30, 2015 and 2014. We had a net loss before income taxes of $240,448,967 and $38,211 for the nine months ended September 30, 2015 and 2014 respectively.

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

Working capital, the excess of current assets over current liabilities, was ($141,279) at September 30, 2015, an increase from ($281,873) at December 31, 2014.

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

Capital Expenditures

Our capital expenditures typically include investments in our stores, distribution capabilities and information technology enhancements. During fiscal first quarter 2015, we invested $5,149 in property and equipment, primarily related to upgrading our retail technology systems and capabilities and store-related items.

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

Pursuant to the acquisition of Federal Technology Agency, Inc. and more fully discussed above in "Securities Authorized in Connection with Acquisitions ", Roger Ng was transmitted a one (1) common stock purchase warrant to purchase up to an aggregate of 10% of the GEZC's outstanding common stock however such execution shall not result in Mr. Ng holding of excess of 9.9% of the outstanding common shares issued. The warrant expires on December 22, 2016.

There are no other outstanding options or calls to purchase any of our authorized securities.

On July 30, 2015 the Company received a loan, in the amount of $22,790 from a related entity in consideration for expenses and advances made on behalf of the Company. The loan provides for interest at 6% per year and is due on July 30, 2016.

As of September 30, 2015, Glophone has received cash advances from related parties for a total of $39,812. Which include cash advances from Abraham Cinta for $22,567 and $17,245 from Roger Ng.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were, subject to the limitations noted above, ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Go Ez Corporation

Date: November 23, 2015	By:
Abraham Dominguez Cinta
President and Director

Date: November 23, 2015	By:
Abraham Dominguez Cinta
Secretary, Treasurer, CFO, and Director

